Form 10QSB
period 1998-08-31
MDI ENTERTAINMENT INC
filed 1998-10-15
CIK 1045080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               - - - - - - - -     - - - - - - - -

                             Commission File Number:
                                                    - - - - - - - -

                             MDI Entertainment, Inc.
              - - - - - - - - - - - - - - - - - - - - - - - - - - -
             (Exact name of Registrant as specified in its Charter)

          Delaware                                 73-1515699
          - - - - -                                - - - - - -
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                                 201 Ann Street
                           Hartford, Connecticut 06103
                     - - - - - - - - - - - - - - - - - - - -
                    (Address of principal executive offices)

                                 (860) 527-5359
                          - - - - - - - - - - - - - - -
                         (Registrant's telephone number)
    - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
   (Former Name, Former Address and Former Fiscal Year, if changed since last
                                    Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
    -----    -----

As of October 12, 1998, 7,776,500 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED August 31, 1998

                                      INDEX

                                                                                                               Page

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................3

   Consolidated Balance Sheets as of August 31, 1998 (unaudited) and May 31, 1998.................................3

   Consolidated Statements of Operations (unaudited) for the three months ended August 31,
   1998 and 1997..................................................................................................5

   Consolidated Statement of Stockholders' Deficit as of August 31, 1998 (unaudited) and
   May 31, 1998...................................................................................................6

   Consolidated Statements of Cash Flows (unaudited) for the three months ended August 31,
   1998 and 1997..................................................................................................7

   Notes to Unaudited Consolidated Financial Statements...........................................................8

Item 2.           Management's Discussion and Analysis or Plan of Operation......................................10


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................................14

   Signatures....................................................................................................15



                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

MDI Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets

                                            August 31,                May 31,
                                               1998                    1998
                                            ----------              ----------
                                            (unaudited)
ASSETS

Cash and cash equivalents                     $334,474                $960,398
Accounts receivable                            608,175                 317,598
Inventory                                      449,695                 417,651
Prepaid expenses                               139,379                  30,203
                                            ----------              ----------
        Total current assets                 1,531,723               1,725,850

Property and equipment, net                    101,044                 107,852

Marketing costs, net                           175,328                 213,077
Other                                           73,811                  52,643
                                            ----------              ----------
        Total other assets                     249,139                 265,720

        Total assets                        $1,881,906              $2,099,422
                                            ----------              ----------
                                            ----------              ----------




   The accompanying notes are an integral part of these consolidated financial statements.

MDI Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

                                                       August 31,                May 31,
                                                          1998                    1998
                                                      ------------            ------------
                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                          $355,024                $346,491
Accrued liabilities                                      1,269,156               1,320,165
Short-term borrowings                                       50,000                 123,754
Deferred revenue (Note 2)                                2,339,827               2,906,047
                                                      ------------            ------------
        Total current liabilities                       $4,014,007              $4,696,457

Long-term debt                                              27,000                  27,000
Minority interest                                           35,029                  35,268
                                                      ------------            ------------
         Total liabilities                               4,076,036               4,758,725

Contingencies (Note 5)                                      -                        -

Common stock, $0.001 par value,
  200,000,000 shares authorized
  7,776,500 issued and outstanding                           7,777                   7,777
Additional paid-in capital                                 348,348                 348,348
Accumulated deficit                                     (2,550,255)             (3,015,428)
                                                      ------------            ------------
       Total stockholders' deficit                      (2,194,130)             (2,659,303)

       Total liabilities and
         stockholders' equity                           $5,957,942              $6,858,147
                                                      ------------            ------------
                                                      ------------            ------------



















        The accompanying notes are an integral part of these consolidated financial statements.

MDI Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                               Three months ended
                                                                                    August 31,

                                                                             1998                   1997
                                                                          ---------              ---------
                                                                         (unaudited)            (unaudited)

Revenues                                                                 $2,102,324               $291,199

Cost of revenues                                                          1,096,139                212,737
                                                                          ---------             ---------
    Gross profit                                                          1,006,185                 78,462

Selling, general and administrative expenses                                546,794                431,646
                                                                          ---------             ---------
     Operating profit (loss)                                                459,391              (353,184)

Interest (income) expense, net                                              (6,366)                  8,016
Other income, net                                                             (192)                (3,335)
Minority interest                                                             (243)                    368

     Net income (loss) before income tax expense                            466,192              (358,233)

Income tax expense (Note 4)                                                   1,019                  5,650
                                                                          ---------             ---------
Net income (loss)                                                          $465,173             $(363,883)
                                                                          ---------             ---------
                                                                          ---------             ---------

Basic earnings (loss) per common share (Note 3)                               $0.06                    N/A


















   The accompanying notes are an integral part of these consolidated financial statements.

MDI Entertainment, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

                                                              As of August 31, 1998 and May 31, 1998
                                                              - - - - - - - - - - - - - - - - - - - -

                                                             Par          Additional          Retained
                                           *                Value           Paid-In           Earnings
                                         Shares             $.001           Capital           (Deficit)           Total
                                         ------             -----           -------           ---------           -----


BALANCE, May 31, 1998                     7,776,500         $ 7,777         $  348,348    $    (3,015,428)  $     (2,659,303)
   Net profit                                 -                 -                 -       $       465,173   $        465,173
                                         ----------         -------         ----------    ---------------   ----------------
BALANCE, August 31, 1998                  7,776,500         $ 7,777         $  348,348    $    (2,550,255) $     (2,194,130)
                                         ----------         -------         ----------    ---------------   ----------------
                                         ----------         -------         ----------    ---------------   ----------------


    * 200,000,000 shares authorized

   The accompanying notes are an integral part of these consolidated financial statements.

MDI Entertainment, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                          Three months ended
                                                                                              August 31,
                                                                                    1998                      1997
                                                                              -----------------         ----------------
                                                                                (unaudited)              (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                          $         465,173         $      (363,883)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Minority interest                                                                (243)                  (3,335)
         Depreciation and amortization                                                   49,111                   60,165
         Change in assets and liabilities:
               Increase in accounts receivable                                        (290,577)                (423,300)
               (Increase) decrease in inventory                                        (32,044)                   35,709
               (Increase) decrease in prepaid expenses                                (109,176)                   12,756
               Increase in marketing costs                                              (3,050)                 (48,394)
               (Increase) decrease in other assets                                     (21,168)                   29,525
               Increase (decrease) in accounts payable                                    8,553                 (43,521)
               Increase (decrease) in accrued expenses                                 (51,009)                   98,558
               Decrease in taxes payable                                                      -                 (44,322)
               (Decrease) increase in deferred revenue                                (566,220)                  615,684
                                                                              -----------------         ----------------

      Net cash used for operating activities                                          (550,670)                 (74,358)
                                                                              -----------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   (1,500)                        -
                                                                              -----------------         ----------------

      Net cash used for investing activities                                            (1,500)                        -
                                                                              -----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing arrangements                                                 (73,754)                 (92,951)
   Borrowings from short-term debt                                                            -                  200,000
   Borrowings from stockholder                                                                -                   29,116
                                                                              -----------------         ----------------

      Net cash provided by (used for) financing activities                             (73,754)                  136,165
                                                                              -----------------         ----------------

NET INCREASE (DECREASE) IN CASH                                                       (625,924)                   61,807

CASH, beginning of the period                                                           960,398                    8,190

                                                                              -----------------         ----------------
CASH, end of the period                                                       $         334,474         $         69,997
                                                                              -----------------         ----------------
                                                                              -----------------         ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for -
      Interest                                                                $           3,264         $         40,578
      Income taxes                                                            $             181         $         33,769
   Non-cash items:
      Issuance of note in connection with exchange
         transaction to shareholders                                          $              -          $        300,000

   The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.  Presentation of Unaudited Interim Consolidated Financial Statements.

         Information in the accompanying interim consolidated financial statements and notes to the financial statements for the three-month periods ended August 31, 1998 and 1997 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1998, are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the period ended May 31, 1998.

2.  Revenue Recognition

         Revenue is derived by the Company from contracts with the state lotteries for scratch ticket games based on licensed brand names and entertainment properties. The Company provides the lotteries with second chance prize packages consisting of grand prizes and various consolation prizes in addition to marketing support related to each of the games. Most of the lottery contracts require the lotteries to pay the Company in full upon the signing of the contract. The Company defers this revenue and recognizes the revenue when the terms of the applicable game are satisfied (i.e., the shipment of contracted merchandise).

3.  Earnings per Share

         Basic earnings per common share are based on the average number of common shares outstanding during the fiscal year. Diluted earnings per common share include, in addition to the above, a dilutive effect of common share equivalents during the fiscal year. Common share equivalents represent dilutive stock options using the treasury method. The Company had no common share equivalents during the periods ended August 31, 1998 and 1997, respectively. The number of shares used in the earnings per common share computation for the 1998 and 1997 periods were as follows:

                                                                Three Months Ended
                                                                     August 31,
                                                                1998          1997
                                                                ----          ----

Shares:  Basic weighted average common
                 shares outstanding                             7,776,500       N/A*



*Due to the fact that the Company did not issue shares associated with its reverse mergers until August 1997, an earnings per share computation is not relevant for the period ended August 31, 1997.

     MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

4.  Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and its tax return. SFAS 109 provides for recognition of a deferred tax asset for all future deductible temporary differences that, more likely than not, will provide the Company a future benefit. As of August 31, 1998 and May 31, 1998, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards.

         The Company has established a valuation allowance for the full amount of this deferred tax asset. No provision for deferred taxes was recorded because there was no significant item which would result in a deferred tax liability.

         The Company has a significant net operating loss carry-forward at August 31, 1998 and May 31, 1998. Due to such carry-forward, the Company reported minimal tax expense at August 31, 1998 and May 31, 1998, respectively.

5.  Contingencies

         The Company is involved in various lawsuits incidental to its business. The Company believes that these proceedings, in the aggregate, will not have a material adverse effect on the Company's operations or financial position.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

Item 2.   Management's Discussion and Analysis or Plan of Operations

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-QSB. All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those contained in the Company's Registration Statement on Form 10-SB under the caption "Description of Business--Risk Factors." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

         The Company's principal business has been the scratch ticket segment of the government lottery industry. The Company is a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and the Company's lottery promotions feature such properties licensed by the Company. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo-bearing merchandise such as logoed T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of Harley-Davidson, -Registered Trademark- Harley-Davidson 1200 Sportster motorcycles.

         The Company developed its strategy of identifying such properties in early 1996. Prior to that time, the Company had developed a series of promotions that utilized popular videotapes, compact discs and audiocassettes as second chance lottery prizes. Those promotions enabled the Company to develop an expertise in sourcing and distributing products as second chance lottery prizes and to develop a reputation with lottery personnel as a reliable organization attuned to the special needs of lotteries and their players.

         The Company derives over ninety-five percent (95%) of its revenues from lotteries in two distinct ways. First, the Company will usually charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees are a fixed assessment while royalties are a percentage of the printing cost of the tickets. License fees typically include an up-front license fee and a royalty based on the manufacturing costs of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million. The Company's second source of lottery revenue is the sale of logoed merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the property the lottery is utilizing.

         Typically, the Company purchases merchandise from other licensees of the property and resells the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling and any marketing support the Company provides the lottery such as brochures, posters or other advertising assistance for which there are no separate charges.

         The Company is in negotiations to obtain additional properties and expects to reach several agreements over the next six to 12 months; however there can be no assurance that such agreements will actually be reached. Some of these agreements may require the expenditures of significant sums as up-front advances.

         The Company is finalizing a joint venture with Fancaster, Inc., a marketing and sales company, to establish networks of alpha-numeric pagers for the purpose of selling banner advertising on the various news slots available on such pagers. Should an agreement be finalized, the Company does not expect to generate significant revenue until the second quarter of fiscal year 2000. However, there can be no assurance that an agreement will be finalized or that the joint venture will produce significant revenue at such time or at all.

                                              Three Months Ended August 31
                                              1998           %        1997            %
                                              ----           -        ----            -
Total revenue...........................   $ 2,102,324    100.0%    $  291,199      100.0%
Cost of revenue.........................     1,096,139     52.1%       212,737       73.1%
Gross profit............................     1,006,185     47.9%        78,462       26.9%
Selling, general and
   Administrative expenses..............       546,794     26.0%       431,646      148.2%
Operating income (loss).................       459,391     21.9%      (353,184)    -121.3%
Interest expense........................           486     -0.0%        15,317       -5.3%
Interest income.........................        (6,852)     0.3%        (7,031)       2.5%
Other income, net.......................          (192)     0.0%        (3,335)       1.1%
Minority interest.......................          (243)     0.0%           368       -0.1%
Net income (loss) before income
  tax expense...........................       466,192     22.2%      (358,233)    -123.0%
Income tax expense......................         1,019     -0.0%         5,650       -1.9%
Net income (loss).......................   $   465,173     22.1%    $ (363,883)    -125.0%



Three Months Ended August 31, 1998 Compared to Three Months Ended August 31,
1997

         Results for the three months ended August 31, 1998 reflect revenue of $2,102,000 as compared to $291,000 for the same period in 1997. This sales increase reflects the shift of the Company's business to licensed promotions. Revenue during the 1998 period was derived primarily from sales based on three entertainment-based or brand name properties, including Harley-Davidson -Registered Trademark- (65% of sales), Wheel of Fortune -Registered Trademark- (17% of sales) and Star Trek (17% of sales).

         Cost of revenue as a percentage of sales decreased to 52.1% from 73.1% for the three months ended August 31, 1998 compared to the same period in 1997. The three-month period ended August 31, 1998 more accurately reflects the current cost to sales ratio of the Company's licensed promotions. The low sales and "base" marketing promotion costs that are semi-fixed and could not be properly absorbed in the three-month period ended August 31, 1997 resulted in the significantly higher cost to sales ratio of 73.1%.

         Gross profit increased in the three months ended August 31, 1998 to $1,006,000 (47.9% of sales) from $78,000 (26.9% of sales) in the same period in 1997 due to the increased sales volume and a more representative matching of operational costs to revenue in the 1998 period, as mentioned in the discussion of cost of revenue above.

         Selling, general and administrative expenses were $547,000 (26.0% of sales) for the three months ended August 31, 1998 compared to $432,000 (148.2% of sales) for the same period in 1997. Salary expense increased by $68,000 in the 1998 period due to the Company's efforts to add human resources to properly manage the growth expected to continue during fiscal year 1999. The decrease as a percentage of sales reflects fixed or partially fixed costs spread over a greater revenue base.

         Operating income was $459,000 (21.9% of sales) for the three months ended August 31, 1998 compared to an operational loss of $353,000 for the same period in 1997. This was principally due to the cost absorption realized by the significantly increased sales volume of the 1998 period over the 1997 period.

         Interest expense was $500 for the three months ended August 31, 1998 compared to $15,300 for the same period in 1997. This reduction is attributable to a reduction in the principal amount of debt outstanding.

         For the reasons set forth above, the Company had a profit of $466,000 before taxes for the period ended August 31, 1998 as compared to a loss of $358,000 for same period in 1997.

Liquidity And Capital Resources

         As of August 31, 1998, the Company had cash and cash equivalents of $334,000 compared to $70,000 as of the same period in 1997. The increase was due principally to a profitable first quarter. On August 31, 1998, the Company had a net working capital deficit of $2,450,000. However, $2,340,000 of this deficit was deferred revenue (i.e., revenue as to which the Company received payments, but which is recorded as a deferred revenue liability until the shipment of contracted merchandise). Accordingly, such liability will not adversely impact cash flow and, without such liability, the working capital deficit would have been $110,000.

         On August 31, 1997, the Company had a net working capital deficit of $989,000. However, $616,000 of this deficit was deferred revenue (see explanation above). Accordingly, such liability did not adversely impact cash flow and without such liability the working capital deficit would have been $373,000. The improvement in the three months ended August 31, 1998 was primarily due to increased business activity and the billing and collection of contracts either totally or partially in advance of contract performance.

         The cash requirements of funding the Company's growth have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financings, as well as cash flow from operations.

         The Company's outstanding indebtedness as of August 31, 1998 was $77,000 represented by two debt instruments, one at 10% due in August 2001 and the other at no interest due in November 1998. Subsequent to August 31, 1998, the Company's indebtedness has not changed other than from making scheduled principal payments since such date.

         The Company does not have any material capital commitments and does not currently anticipate making any substantial expenditures other than in the normal course of business activity, including the procurement of new licenses.

Licensed Properties

         The Company has entered into nine separate contracts with eight lotteries based on the Harley-Davidson -Registered Trademark- property, with a combined total of over $5 million in revenue, a majority of which is expected to be generated in fiscal 1999. The Company secured the Harley-Davidson -Registered Trademark- license in December 1997 and will continue to aggressively market the property to lotteries throughout the United States and Canada.

         The Company's Wheel of Fortune -Registered Trademark- license expires in November 1998 and the Company is in discussion with Wheel of Fortune -Registered Trademark- representatives to extend that license. Two additional lotteries have agreed to launch Wheel of Fortune -Registered Trademark- games during the fiscal year ending May 31, 1999.

         The Company's Star Trek property, which has been used or is scheduled to be used by a total of ten lotteries, is beginning to decline in popularity. The Company does not expect to aggressively pursue additional Star Trek contracts.

         The Company has recently signed a new licensing agreement with the organizers of Times Square 2000, who are running the Times Square ball drop to mark the start of the new millennium. The Company will commence aggressive marketing of the Times Square 2000 property to the lottery industry worldwide. However, the Company anticipates most revenues from the property will be generated in the second and third quarters of the fiscal year ending May 31, 2000 due to the theme of the property.

Seasonality and Revenue Fluctuations

         The Company's business is not seasonal. However, the Company's revenues are expected to fluctuate as individual license-based promotions commence or wind down and terminate. The useful life of a promotion is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. In addition, the Company's licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. The life span of a promotion, the timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions are unpredictable. Accordingly, period to period comparisons may not be indicative of future results.

Year 2000

         Certain of the Company's computer systems and software interpret the year 2000 as the year 1980 or some other date. The operating systems generally employed by the Company include Windows 95 and DOS, all of which are Year 2000 compliant. The "SBT" Accounting and Operational software programs require software updates or modifications to address the Year 2000 problem. The Company's computer consultants will be installing modifications to address the Year 2000 issue at no substantial charge to the Company. The Company anticipates that installation of Year 2000 compliant software will be completed by the end of the fiscal year ending May 1999. The Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's operations; however, no assurance can be given that the software updates will resolve the problem on the contemplated schedule or at all.

                                     PART II
                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 11 Statement re: computation of per share earnings (included in Note 3 of the "Notes to Unaudited Consolidated Financial Statements")

     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K        (None)

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 1998

                                     MDI ENTERTAINMENT, INC.
                                          (Registrant)

                                     By:   /s/ Steven M. Saferin
                                     ---------------------------
                                           Steven M. Saferin
                                           President and Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)

                                     By:   /s/ Kenneth M. Przysiecki
                                     -------------------------------
                                           Kenneth M. Przysiecki
                                           Chief Financial Officer and Secretary
                                            and Director
                                            (Principal Financial Officer)