Form 10QSB/A
period 1998-08-31
MDI ENTERTAINMENT INC
filed 1998-10-16
CIK 1045080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                  FORM 10-QSB/A

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

The Registrant hereby amends Part I, Item 1 (Financial Statements) to amend the line amounts for August 31, 1998 and May 31, 1998 in the item captioned "Total liabilities and stockholders' equity" contained in the Consolidated Balance Sheets.

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

MDI Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

                                                       August 31,                May 31,
                                                          1998                    1998
                                                      ------------            ------------
                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                          $355,024                $346,491
Accrued liabilities                                      1,269,156               1,320,165
Short-term borrowings                                       50,000                 123,754
Deferred revenue (Note 2)                                2,339,827               2,906,047
                                                      ------------            ------------
        Total current liabilities                       $4,014,007              $4,696,457

Long-term debt                                              27,000                  27,000
Minority interest                                           35,029                  35,268
                                                      ------------            ------------
         Total liabilities                               4,076,036               4,758,725

Contingencies (Note 5)                                      -                        -

Common stock, $0.001 par value,
  200,000,000 shares authorized
  7,776,500 issued and outstanding                           7,777                   7,777
Additional paid-in capital                                 348,348                 348,348
Accumulated deficit                                     (2,550,255)             (3,015,428)
                                                      ------------            ------------
       Total stockholders' deficit                      (2,194,130)             (2,659,303)

       Total liabilities and
         stockholders' equity                           $1,881,906              $2,099,422
                                                      ------------            ------------
                                                      ------------            ------------



















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

Dated: October 16, 1998

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