Form 10QSB
period 1998-11-30
MDI ENTERTAINMENT INC
filed 1999-01-14
CIK 1045080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998.
         ------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission File Number: 0-24919

                             MDI ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                    73-1515699
          --------                                    ----------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

                                 201 Ann Street
                           HARTFORD, CONNECTICUT 06103
                           ---------------------------
                    (Address of principal executive offices)

                                 (860) 527-5359
                                 --------------
                         (Registrant's telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last
Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of January 14, 1999, 7,776,500 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              __    __

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................................................3

   Consolidated Balance Sheets as of November 30, 1998 (unaudited) and May 31, 1998.....................3

   Consolidated Statements of Operations (unaudited) for the six months ended
   November 30, 1998 and 1997...........................................................................4

   Consolidated Statements of Operations (unaudited) for the three months ended
   November 30, 1998 and 1997...........................................................................5

   Consolidated Statement of Shareholders' Deficit as of November 30, 1998 (unaudited)
   and  May 31, 1998....................................................................................6

   Consolidated Statements of Cash Flows (unaudited) for the six months ended November 30, 1998 and 1997.....................................................................7

   Notes to Unaudited Consolidated Financial Statements.................................................8


Item 2. Management's Discussion and Analysis...........................................................10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................................17

   Signatures..........................................................................................18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       November 30,                       May 31,
                                                          1998                            1998
                                                    ----------------                ---------------
                                                      (unaudited)
ASSETS

Cash and cash equivalents                                 $ 538,792                      $ 960,398
Accounts receivable                                       1,203,301                        317,598
Inventory                                                   487,704                        417,651
Prepaid expenses                                            180,875                         30,203
                                                    ----------------                ---------------
        Total current assets                              2,410,672                      1,725,850

Property and equipment, net                                  96,771                        107,852
Licensing costs, net                                        245,189                        213,077
Other                                                       104,248                         52,643
                                                    ----------------                ---------------
        Total other assets                                  349,437                        265,720
                                                    ----------------                ---------------
        Total assets                                    $ 2,856,880                     $2,099,422
                                                    ----------------                ---------------
                                                    ----------------                ---------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable                                          $ 344,283                      $ 346,491
Accrued liabilities                                       1,139,581                      1,320,165
Notes payable - current portion                               9,000                        123,754
Deferred revenue (Note 2)                                 3,085,717                      2,906,047
                                                    ----------------                ---------------
        Total current liabilities                         4,578,581                      4,696,457

Note payable                                                 15,750                         27,000
Minority interest                                            35,029                         35,268
                                                    ----------------                ---------------
        Total liabilities                                 4,629,360                      4,758,725

Contingencies (Note 5)

Common stock, $0.001 par value,
  200,000,000 shares authorized
  7,776,500 issued and outstanding                            7,777                          7,777
Additional paid-in capital                                  348,348                        348,348
Accumulated deficit                                     (2,128,605)                    (3,015,428)
                                                    ----------------                ---------------
       Total shareholders' deficit                      (1,772,480)                    (2,659,303)
                                                    ----------------                ---------------
       Total liabilities and
         shareholders' deficit                          $ 2,856,880                     $2,099,422
                                                    ----------------                ---------------
                                                    ----------------                ---------------



The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Six months ended
                                                                              November 30,
                                                                       1998                  1997
                                                                  ---------------        --------------
                                                                   (unaudited)            (unaudited)

Revenue                                                               $4,106,254              $608,694

Cost of revenue                                                        2,168,206               405,978
                                                                  ---------------        --------------

    Gross profit                                                       1,938,048               202,716

Selling, general and administrative expenses                           1,031,569               832,479
                                                                  ---------------        --------------

     Operating income (loss)                                             906,479             (629,763)

Interest (income) expense, net                                          (11,301)                8,504
Other expense, net                                                         --                   3,128
Minority interest                                                          (243)               (5,086)
                                                                  ---------------        --------------

     Net income (loss) before income tax expense                         918,023             (636,309)

Income tax expense (Note 4)                                               31,200                5,700
                                                                  ---------------        --------------

Net income (loss)                                                      $ 886,823           $ (642,009)
                                                                  ---------------        --------------
                                                                  ---------------        --------------

Basic earnings
   per common share (Note 3)                                           $    0.11              N/A

Diluted earnings
   per common share (Note 3)                                           $    0.11              N/A






The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three months ended
                                                                              November 30,
                                                                       1998                  1997
                                                                  ---------------        --------------
                                                                   (unaudited)            (unaudited)

Revenue                                                               $2,003,929             $ 317,495

Cost of revenue                                                        1,072,067               193,241
                                                                  ---------------        --------------

    Gross profit                                                         931,862               124,254

Selling, general and administrative expenses                             484,775               400,833
                                                                  ---------------        --------------
     Operating income (loss)                                             447,087              (276,579)

Interest (income) expense, net                                            (4,935)                  488
Other expense, net
                                                                             192                 2,760
Minority interest
                                                                              --                (1,751)
                                                                  ---------------        --------------

     Net income (loss) before income tax expense                         451,830              (278,076)

Income tax expense (Note 4)                                               30,180                    50
                                                                  ---------------        --------------

Net income (loss)                                                      $ 421,650             $(278,126)
                                                                  ---------------        --------------
                                                                  ---------------        --------------

Basic earnings
   per common share (Note 3)                                             $  0.05             $   (0.04)

Diluted earnings                                                         $  0.05             $   (0.04)
   per common share (Note 3)






The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT



                                                             As of November 30, 1998 (Unaudited) and May 31, 1998
                                                        ----------------------------------------------------------------------
                                                                           PAR      ADDITIONAL     RETAINED
                                                                          VALUE      PAID-IN       EARNINGS
                                                            SHARES        $.001      CAPITAL      (DEFICIT)        TOTAL
                                                            ------        -----      -------      ---------        -----


BALANCE, May 31, 1998                                     7,776,500     $   7,777      $348,348   $(3,015,428)   $(2,659,303)
   Net income                                                 --            --            --          886,823        886,823
                                                        ----------------------------------------------------------------------

BALANCE, November 30, 1998                                7,776,500      $ 7,777       $348,348   $(2,128,605)   $(1,772,480)
                                                        ----------------------------------------------------------------------
                                                        ----------------------------------------------------------------------







The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Six months ended
                                                                                      November 30,
                                                                              1998               1997
                                                                          --------------     --------------
                                                                           (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $ 886,823          $(642,009)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
              Minority interest                                                  (243)            (5,086)
              Depreciation and amortization                                    67,738             110,074
              Change in assets and liabilities:
                     Increase in accounts receivable                          (885,703)          (160,599)
                     (Increase) decrease in inventory                          (70,053)             3,911
                     (Increase ) decrease in prepaid expenses                 (150,672)             5,019
                     Increase in marketing costs                               (82,964)           (70,104)
                     (Increase) decrease in other assets                       (51,601)            38,897
                     Decrease in accounts payable                               (2,204)          (185,545)

                     (Decrease) increase in accrued expenses                  (210,715)           138,038
                     Increase (decrease) in taxes payable                       30,129            (44,322)

                     Increase in deferred revenue                              179,670            740,323
                                                                          --------------     --------------
              Net cash used for operating activities                          (289,795)           (71,403)
                                                                          --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment
                                                                                (5,807)            (1,268)
                                                                          --------------     --------------
           Net cash used for investing activities                               (5,807)            (1,268)
                                                                          --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of financing arrangements                                       (123,754)          (177,291)
    Repayment of note payable                                                   (2,250)                 --
    Borrowings from long-term debt                                                  --             200,000
    Repayment of borrowings from stockholder                                        --             (45,000)
    Borrowings from stockholder                                                     --              60,000
    Proceeds from sale of stock                                                     --             340,201
                                                                          --------------     --------------
           Net cash provided by (used for)
             financing activities                                             (126,004)            377,910
                                                                          --------------     --------------
NET INCREASE (DECREASE) IN CASH                                               (421,606)            305,239

CASH, beginning of the period                                                  960,398               8,190
                                                                          --------------     --------------
                                                                          --------------     --------------

CASH, end of the period                                                     $  538,792         $   313,429
                                                                          --------------     --------------
                                                                          --------------     --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid for:
         Interest                                                           $    3,572         $    43,296
         Income taxes                                                       $    1,071         $    35,939
    Non-cash items:
         Issuance of note in connection with exchange
             transaction to shareholders                                    $       --         $   300,000


The accompanying notes are an integral part of these consolidated financial statements

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR PERIOD ENDED NOVEMBER 30, 1998

1.       PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

         Information in the accompanying interim consolidated financial statements and notes to the financial statements for the six-month periods ended November 30, 1998 and 1997 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1998, are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the year ended May 31, 1998.

2.       REVENUE RECOGNITION

         Revenue is derived by the Company from contracts with the state lotteries for scratch ticket games based on licensed brand names and entertainment properties. The Company provides the lotteries with second chance prize packages consisting of grand prizes and various consolation prizes in addition to marketing support related to the games. Many of the lottery contracts require the lotteries to pay the Company in full upon the signing of the contract. The Company defers this revenue and recognizes the revenue when the terms of the applicable game are satisfied (i.e., the shipment of contracted merchandise).

3.       EARNINGS PER SHARE

         Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, a dilutive effect of common share equivalents during the fiscal year. Common share equivalents represent dilutive stock options using the treasury method. The Company had 188,679 and 101,415 common share equivalents during the three and six month periods ended November 30, 1998. There were no common share equivalents for these same periods in 1997. The number of shares used in the earnings per common share computation for the 1998 and 1997 periods were as follows:

                                                                      Three Months Ended           Six Months Ended
                                                                          November 30,                November 30,
                                                                        1998      1997            1998          1997
                                                                        ----      ----           ----           ----
Shares:  Basic weighted average common
             shares outstanding                                      7,776,500    7,696,500      7,776,500      N/A

             Diluted weighted average common
             shares outstanding                                      7,965,179    7,696,500      7,877,915      N/A

Due to the fact that the Company did not issue shares associated with its reverse mergers until August 1997, an earnings per share computation is not relevant for the aggregate six-month period ended November 30, 1997.

4.   INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and its tax return. SFAS 109 provides for recognition of a significant deferred tax asset for all future deductible temporary differences that, more likely than not, will provide the Company a future benefit. As of November 30, 1998 and May 31, 1998, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards.

         The Company has established a valuation allowance for the full amount of this deferred tax asset. No provision for deferred tax liability was recorded because there was no significant item which would result in a deferred tax liability.

         The Company has a significant net operating loss carry-forward at November 30, 1998 and May 31, 1998. Due to such carry-forward, the Company reported minimum tax expense at November 30, 1998 and May 31, 1998, respectively.

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




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-QSB. All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those contained in the Company's Registration Statement on Form 10-SB under the caption "Description of Business-Risk Factors." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

         The Company's principal business is the scratch ticket segment of the government lottery industry. The Company is a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and the Company's lottery promotions feature such properties licensed by the Company. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo-bearing merchandise such as logoed T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of HARLEY-DAVIDSON,-Registered Trademark- HARLEY-DAVIDSON 1200 Sportster motorcycles.

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

         The Company derives over ninety-five percent (95%) of its revenues from lotteries in two distinct ways. First, the Company will usually charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees are a fixed assessment while royalties are a percentage of the printing cost of the tickets. License fees typically include an up-front license fee and a royalty based on the manufacturing costs of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million. The Company's second source of lottery revenue is the sale of logoed merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the licensed property the lottery is utilizing.

         Typically, the Company purchases merchandise from other licensees of the property and resells the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling and any marketing support the Company provides the lottery such as brochures, posters or other advertising assistance for which there are no separate charges.

         The Company is in negotiations to obtain additional properties and expects to reach several agreements over the next six to 12 months; however there can be no assurance that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.

         The Company continues to review the possibility of a joint venture with a marketing and sales company to establish networks of alpha-numeric pagers for the purpose of selling banner advertising on the various news slots available on such pagers. Should an agreement be finalized, the Company does not expect to generate significant revenue until the second quarter of fiscal year 2000. However, there can be no assurance that an agreement will be finalized or that the joint venture will produce significant revenue at such time or at all.

                                                SIX MONTHS ENDED NOVEMBER 30
                                      ---------------------------------------------------------

                                         1998             %           1997           %
                                         ----             -           ----           -

Total revenue                         $ 4,106,254       100.0%  $ 608,694       100.0%

Cost of revenues                        2,168,206        52.8%    405,978        66.7%

Gross profit                            1,938,048        47.2%    202,716        33.3%

Selling, general and
   Administrative expenses              1,031,569        25.1%    832,479       136.8%

Operating income (loss)                   906,479        22.1%   (629,763)     -103.5%

Interest expense                              486         0.0%     26,203         4.3%

Interest income                           (11,787)       -0.3%    (17,699)       -2.9%

Other expense, net                           --           0.0%      3,128         0.5%

Minority interest                            (243)        0.0%     (5,086)       -0.8%

Net income (loss) before income tax
   expense                                918,023        22.4%   (636,309)     -104.5%

Income tax expense                         31,200         0.8%      5,700         0.9%

Net income (loss)                     $   886,823        21.6%  $(642,009)     -105.5%

SIX MONTHS ENDED NOVEMBER 30, 1998, COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1997

              Results for the six months ended November 30, 1998 reflect revenue of $4,106,000 as compared to $609,000 for the same period in 1997. This revenue increase reflects the successful shift of the Company's business to licensed promotions. Revenue during the six-month period ended November 30, 1998 was derived primarily from sales based on four entertainment-based or brand name properties including Harley-Davidson-Registered Trademark- (62% of revenue), Wheel of Fortune-Registered Trademark-(16% of revenue), Star Trek-TM- (11% of revenue) and Pepsi Cola-Registered Trademark- (10% of revenue).

               Cost of revenue as a percentage of revenue decreased to 52.8% from 66.7% for the six months ended November 30, 1998, compared to the same period in 1997. The six-month period ended November 30, 1998 more accurately reflects the current cost to revenue ratio of the Company's licensed promotions. Certain marketing promotion costs that are fixed or partially fixed could not be properly absorbed in the six-month period ended November 30, 1997, as a result of lower revenues, resulting in a higher cost to revenue ratio of 66.7%.

               Gross profit increased in the six months ended November 30, 1998 to $1,938,000 (47.2% of revenue) from $203,000 (33.3% of revenue) in the same period in 1997 due to the significantly higher revenue and the improved profit margin on the licensed promotions.

                Selling, general and administrative expenses were $1,032,000 (25.1% of revenue) for the six months ended November 30, 1998 compared to $832,000 (136.8% of revenue) for the same period in 1997. Salary expense increases of $132,000 accounted for most of the 1998 increase. This was due to the Company's efforts to add human resources to properly manage the growth expected to continue during fiscal year 1999. The decrease of selling, general and administrative expenses as a percentage of revenue for 1998 (25.1%) reflects fixed or partially fixed costs spread over a greater revenue base.

                 Operating income was $906,000 (22.1% of revenue) for the six months ended November 30, 1998 compared to an operational loss of $630,000 for the same period in 1997. This was principally due to the factors described above.

                  Interest expense was only $500 for the six months ended November 30, 1998 compared to $26,200 for the same period in 1997. This decrease is attributable to a reduction in the principal amount of debt outstanding.

                  Interest income was $12,000 for the six-month period ended November 30, 1998 compared to $18,000 for the same period in 1997. The interest income for 1998 was principally from savings interest. The interest income for 1997 during this same period was principally from a $7,000 per quarter charge for the debt owed by Steven M. Saferin, the Company's President and CEO, which was paid in full in February 1998.

                   For the reasons set forth above, the Company had a profit of $918,000 before taxes for the six months ended November 30, 1998 as compared to a loss of $636,000 for the same period in 1997.


                                              THREE MONTHS ENDED NOVEMBER 30
                               ------------------------------------------------------------

                                     1998             %         1997          %
                                     ----             -         ----          -

Total revenue                     $ 2,003,929      100.0%   $ 317,495      100.0%

Cost of revenues                    1,072,067       53.5%     193,241       60.9%

Gross profit                          931,862       46.5%     124,254       39.1%

Selling, general and
   Administrative expenses            484,775       24.2%     400,833      126.2%

Operating income (loss)               447,087       22.3%    (276,579)     -87.1%

Interest expense                           --        0.0%      10,886        3.4%

Interest income                        (4,935)      -0.2%     (10,398)      -3.3%

Other expense, net                        192        0.0%       2,760        0.9%


Minority interest                          --        0.0%      (1,751)      -0.6%


Net income (loss) before income
   tax expense                        451,830       22.5%    (278,076)     -87.6%

Income tax expense                     30,180        1.5%          50        0.0%

Net income (loss)                 $   421,650       21.0%   $(278,126)     -87.6%


THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

         Results for the three months ended November 30, 1998 reflect revenue of $2,004,000 as compared to $317,000 for the same period in 1997. This revenue increase reflects the shift of the Company's business to licensed promotions. Revenue during the three months ended November 30, 1998 was derived primarily from sales based on four entertainment-based or brand name properties, including Harley-Davidson-Registered Trademark- (59% of revenue), Pepsi Cola-Registered Trademark- (20% of revenue), Wheel of Fortune-Registered Trademark- (14% of revenue) and Star Trek-TM- (5% of revenue).

         Cost of revenue as a percentage of revenue decreased to 53.5% from 60.9% for the three months ended November 30, 1998 compared to the same period in 1997. The three-month period ended November 30, 1998 more accurately reflects the current cost to revenue ratio of the Company's licensed promotions. Certain marketing promotion costs that are fixed or partially fixed could not be properly absorbed in the three-month period ended November 30, 1997, as a result of lower revenues, resulting in a higher cost to revenue ratio of 60.9%.

         Gross profit increased in the three months ended November 30, 1998 to $932,000 (46.5% of revenue) from $124,000 (39.1% of revenue) in the same period in 1997 due to the significantly higher sales volume and the improved profit margin on the licensed promotions.

         Selling, general and administrative expenses were $485,000 (24.2% of revenue) for the three months ended November 30, 1998 compared to $401,000 (126.2% of revenue) for the same period in 1997. Salary expense increased by $64,000 in the 1998 period due to the Company's efforts to add human resources to properly manage the growth expected to continue during fiscal year 1999. The decrease as a percentage of revenue reflects fixed or partially fixed costs spread over a greater revenue base.

         Operating income was $447,000 (22.3% of revenue) for the three months ended November 30, 1998 compared to an operational loss of $277,000 for the same period in 1997. This was principally due to the factors described above.

         Interest expense was $0 for the three months ended November 30, 1998 compared to $10,900 for the same period in 1997. This decrease is attributable to both a reduction in debt and remaining debt that is interest free. Interest income dropped to $5,000 for the three months ended November 30, 1998 compared to $10,000 for the same period ended November 30, 1997. This decrease is due to a $7,000 quarterly reduction in interest income that was previously charged for the debt owed by Steven M. Saferin, the Company's President and CEO, which was paid in full in February 1998.

         For the reasons set forth above, the Company had a profit of $451,830 before taxes for the period ended November 30, 1998 as compared to a loss of $278,076 for same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 1998 the Company had cash and cash equivalents of $539,000 compared to $313,000 as of the same period in 1997. The increase was due principally to a profitable first six months and the collection of several large contract receivables. As of November 30, 1998, the Company had a net working capital deficit of $2,159,000. However, $3,086,000 of this deficit was deferred revenue (i.e., revenue as to which the Company received payments, but which is recorded as a deferred revenue liability until the shipment of contracted merchandise).

         The cash requirements of funding the Company's growth have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing, as well as cash flow from operations. The Company currently intends to seek additional financing over the next 12 months, however, the Company has not determined the amount it will seek to raise or the form of such financing (i.e. debt or equity).

         The Company's outstanding indebtedness as of November 30, 1998 was $24,750 represented by a note at 10% due in August 2001. Subsequent to November 30, 1998, the Company's indebtedness changed by converting $600,000 of accrued commissions into a note payable over 24 months at 10.75% with the final payment December 15, 2001. This conversion allows the Company to better manage its cash flow requirements.

         The Company does not have any material capital commitments and does not currently anticipate making any substantial expenditures other than in the normal course of business activity, including the procurement of new licenses.

LICENSED PROPERTIES

         The Company has entered into 11 separate contracts with ten (10) lotteries based on the HARLEY-DAVIDSON-Registered Trademark- property, with a combined total of over $5.5 million in revenue, a majority of which is expected to be generated in fiscal 1999. Included is MDI's first contract with a Canadian lottery, the British Columbia Lottery Corporation. The Company secured the HARLEY-DAVIDSON-Registered Trademark-license in December 1997 and will continue to aggressively market the property to lotteries throughout the United States and Canada.

         The Company's WHEEL OF FORTUNE-Registered Trademark- license expired in November 1998. However, the Company and WHEEL OF FORTUNE-Registered Trademark- representatives have agreed to extend this license for another year at a cost of $10,000. Two additional lotteries have agreed to launch WHEEL OF FORTUNE-Registered Trademark- games during the fiscal year ending May 31, 1999.

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

            The Company has signed a new three-year licensing agreement with LOUISVILLE SLUGGER and has reached agreement with at least one lottery to utilize the brand in the spring of 1999, resulting in the majority of revenue to be recognized in FY 2000.

             In addition, the Company has reached an agreement with Dick Clark's American Bandstand to develop a joint venture for lottery promotions throughout the world.

SEASONALITY AND REVENUE FLUCTUATIONS

         The Company's business is not seasonal. However, the Company's revenues are expected to fluctuate as individual license-based promotions commence or wind down and terminate. The useful life of a promotion is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. In addition, the Company's licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. The life span of a promotion, the timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions are unpredictable. Also, since most lotteries are government agencies with lottery executives appointed by the state's governor or other high ranking official, opportunities or projects in progress can be slowed after an election if the incumbent governor is not reelected. Accordingly, period to period comparisons may not be indicative of future results.

YEAR 2000

         The Company has commenced an assessment of the hardware, software and network components of its information technology systems. To date, the Company has replaced approximately 19 of its 22 CPUs with those that, according to manufacturers' representations, are Year 2000 compliant. The Company anticipates that the remaining three CPUs will be upgraded before May 31, 1999. The Company also purchased a new server less than a year ago which, according to manufacturer's representations, is Year 2000 compliant. The operating systems used by the Company are Windows 95 and Microsoft Office 97, which are both Year 2000 compliant according to manufacturers' representations. The Company anticipates that its network will be upgraded as well by May 31, 1999.

         New accounting and operational "SBT" software has been obtained which, according to manufacturer's representations, is Year 2000 compliant and which is expected to be installed after the close of the Company's fiscal year (May 31, 1999) to safeguard against delays in meeting financial reporting requirements. Peripheral operational software, which was customized, is being reviewed for integration with the "SBT" accounting and operational software. Due to the Company's shift to licensed promotions, it is anticipated that the customized software previously required does not have to be completely rewritten. Foxpro which houses the additional database required to operate the customized software is being upgraded to Version 6.0 which, according to manufacturer's representations, is Year 2000 compliant. The Company has retained a Year 2000 compliance service provider (the "Compliance Service Provider") to make the required changes and integrate this software accordingly. Scheduling of this work has been undertaken by the Compliance Service Provider.

         Two third-party subcontractors are utilized by the Company, one is a fulfillment facility and the other a data collection house. The Company has historically provided the software needed to support these two functions. This software is also being upgraded by the Compliance Service Provider to be Year 2000 compliant. Both subcontractors have provided the Company with assurances that their hardware will also be Year 2000 compliant.

         The original budget for Year 2000 compliance work was $50,000. As of this date, it is expected this budget will be met.

         The Company's most substantial foreseeable risk in respect of the Year 2000 is with third-party subcontractors and its own customized software which supports them. To insure the Company's ability to function in this period of uncertainty, the Company has developed a contingency plan to permit fulfillment to be accomplished by alternate procedures utilizing existing third-party subcontractors. Similar contingency plans have been developed to manage inventory and data management and accounting.

         The Company believes it has taken appropriate steps to be Year 2000 compliant. It has also prepared a contingency plan to handle as many risks as it foresees. However, no assurance can be given that problems will not be encountered in connection with the date change from December 31, 1999 to January 1, 2000. The Company does not believe these problems will have a material adverse effect on the Company's operations.

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

                           SIGNATURE PAGE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 1999




                           MDI ENTERTAINMENT, INC.
                                  (Registrant)


                           By:   /S/ STEVEN M. SAFERIN
                              ------------------------
                                 Steven M. Saferin
                                 President and Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)


                           By:   /S/ KENNETH M. PRZYSIECKI
                              ----------------------------
                                 Kenneth M. Przysiecki
                                 Chief Financial Officer, Secretary and Director
                                 (Principal Financial Officer)