Form 10QSB
period 1999-02-28
MDI ENTERTAINMENT INC
filed 1999-04-14
CIK 1045080

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999.
                                            -----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------
                         Commission File Number: 0-24919

                             MDI ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                   73-1515699
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S Employer Identification No.)
incorporation or organization)

                                 201 Ann Street
                           HARTFORD, CONNECTICUT 06103
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (860) 527-5359
                         -------------------------------
                         (Registrant's telephone number)

   (Former Name, Former Address and Former Fiscal Year, if changed since last
                                    Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No X
                                                                      ---  ---
As of April 14, 1999, 7,776,500 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ----

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

                                      INDEX


                                                                                                         PAGE
                                                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................................................3

   Consolidated Balance Sheets as of February 28, 1999 (unaudited) and May 31, 1998........................3

   Consolidated Statements of Operations (unaudited) for the nine months ended
   February 28, 1999 and 1998..............................................................................4

   Consolidated Statements of Operations (unaudited) for the three months ended
   February 28, 1999 and 1998..............................................................................5

   Consolidated Statement of Shareholders' Deficit as of February 28, 1999 (unaudited)
   and May 31, 1998........................................................................................6

   Consolidated Statements of Cash Flows (unaudited) for the nine months ended
   February 28, 1999 and 1998..............................................................................7

   Notes to Unaudited Consolidated Financial Statements....................................................8


Item 2. Management's Discussion and Analysis..............................................................10


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..............................................17

Item 6.  Exhibits and Reports on Form 8-K.................................................................19

   Signatures.............................................................................................20


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                        February 28,      May 31,
                                           1999            1998
                                        ------------   ------------
                                        (unaudited)
ASSETS

Cash and cash equivalents               $   440,315    $   960,398
Accounts receivable                         643,411        317,598
Inventory                                   184,994        417,651
Prepaid expenses                            116,137         30,203
                                        ------------   ------------
        Total current assets              1,384,857      1,725,850

Property and equipment, net                 103,199        107,852

Licensing costs, net                        272,435        213,077
Other (Note 3)                              199,951         52,643
                                        -----------    -----------
        Total other assets                  472,386        265,720
                                        -----------    -----------

        Total assets                    $ 1,960,442    $ 2,099,422
                                        -----------    -----------
                                        -----------    -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable                        $   290,966    $   346,491
Accrued liabilities                         708,616      1,320,165
Notes payable - current portion             298,073        123,754
Deferred revenue (Note 2)                 1,847,624      2,906,047
                                        -----------    -----------
        Total current liabilities         3,145,279      4,696,457

Notes payable                               279,185         27,000
Minority interest                            35,029         35,268
                                        -----------    -----------
        Total liabilities                 3,459,493      4,758,725

Contingencies (Note 6)

Common stock, $0.001 par value,
  25,000,000 shares authorized
  7,776,500 issued and outstanding            7,777          7,777
Additional paid-in capital                  348,348        348,348
Accumulated deficit                      (1,855,176)    (3,015,428)
                                        -----------    -----------
       Total shareholders' deficit       (1,499,051)    (2,659,303)
                                        -----------    -----------
       Total liabilities and
         shareholders' deficit          $ 1,960,442    $ 2,099,422
                                        -----------    -----------
                                        -----------    -----------


  The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Nine months ended
                                                          February 28,
                                                       1999           1998
                                                   ------------   ------------
                                                    (unaudited)   (unaudited)
Revenue                                            $ 6,028,324    $ 1,230,125

Cost of revenue                                      3,234,381        912,259
                                                   ------------    -----------

    Gross profit                                     2,793,943        317,866

Selling, general and administrative expenses         1,586,521      1,288,502
                                                   ------------    -----------

     Operating income (loss)                         1,207,422       (970,636)

Interest (income) expense, net                          (7,470)        16,415
Other expense, net                                        --            6,019
Minority interest                                         (243)        (8,755)
                                                   ------------    -----------

     Net income (loss) before income tax expense     1,215,135       (984,315)

Income tax expense (Note 5)                             54,883          6,845
                                                   ------------    -----------

Net income (loss)                                  $ 1,160,252    $  (991,160)
                                                   ------------    -----------
                                                   ------------    -----------

Basic earnings (loss)
   per common share (Note 4)                       $      0.15            N/A

Diluted earnings (loss)
   per common share (Note 4)                       $      0.14            N/A


     The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three months ended
                                                           February 28
                                                       1999          1998
                                                   -----------    ------------
                                                   (unaudited)     (unaudited)
Revenue                                            $ 1,922,071    $   621,429

Cost of revenue                                      1,066,174        506,281
                                                   -----------    -----------

    Gross profit                                       855,897        115,148

Selling, general and administrative expenses           554,951        456,023
                                                   -----------    -----------

     Operating income (loss)                           300,946       (340,875)

Interest (income) expense, net                           3,832          7,909
Other expense, net                                        --            2,891
Minority interest                                         --           (3,668)
                                                   -----------    -----------

     Net income (loss) before income tax expense       297,114       (348,007)

Income tax expense (Note 5)                             23,685          1,145
                                                   -----------    -----------

Net income (loss)                                  $   273,429    $  (349,152)
                                                   -----------    -----------
                                                   -----------    -----------

Basic earnings (loss)
   per common share (Note 4)                       $      0.04    $     (0.05)

Diluted earnings (loss)
   per common share (Note 4)                       $      0.03    $     (0.05)


     The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                        AS OF FEBRUARY 28, 1999 (UNAUDITED) AND MAY 31, 1998
                               -------------------------------------------------------------------

                                    *           PAR        ADDITIONAL   RETAINED
                                               VALUE        PAID-IN     EARNINGS
                                 SHARES        $.001        CAPITAL     (DEFICIT)        TOTAL
                               ----------  -----------   ------------  ------------   ------------
BALANCE, May 31, 1998          7,776,500   $     7,777   $   348,348   $(3,015,428)   $(2,659,303)
   Net income                       --            --            --       1,160,252      1,160,252
                               ----------  -----------   ------------  ------------   ------------

BALANCE, February 28, 1999     7,776,500   $     7,777   $   348,348   $(1,855,176)   $(1,499,051)
                               ----------  -----------   ------------  ------------   ------------
                               ----------  -----------   ------------  ------------   ------------


* - 25,000,000 SHARES AUTHORIZED




     The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Nine months ended
                                                                                  February 28,
                                                                              1999               1998
                                                                          --------------     --------------
                                                                           (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $1,160,252         $(991,160)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
              Minority interest                                                   (243)           (8,754)
              Depreciation and amortization                                     84,034           148,007
              Change in assets and liabilities:
                     Increase in accounts receivable                          (325,813)       (1,750,630)
                     Decrease (increase) in inventory                          232,657           (74,903)
                     Increase in prepaid expenses                              (85,934)          (15,988)
                     Increase in licensing costs                              (124,985)          (84,369)
                     (Increase) decrease in other assets                      (147,304)           27,069
                     Decrease in accounts payable                              (55,525)         (218,394)
                     (Decrease) increase in accrued expenses                  (667,278)          270,272
                     Increase (decrease) in taxes payable                       55,729           (44,322)
                     (Decrease) increase in deferred revenue                (1,058,423)        3,178,138
                                                                          --------------    --------------
     Net cash (used for) provided by operating activities                     (932,833)          434,966
                                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (13,754)          (24,157)
                                                                          --------------    --------------
           Net cash used for investing activities                              (13,754)          (24,157)
                                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Conversion of accrued commissions to note payable                          600,000                --
    Repayment of financing arrangements                                       (173,496)         (260,812)
    Borrowings from long-term debt                                                  --           200,000
    Repayment of borrowings from stockholder                                        --           (70,000)
    Borrowings from stockholder                                                     --            60,000
    Proceeds from sale of stock                                                     --           340,201
                                                                          ------------      -------------
           Net cash provided by financing activities                           426,504           269,389
                                                                          ------------      -------------

NET (DECREASE) INCREASE IN CASH                                               (520,083)          680,198

CASH, beginning of the period                                                  960,398             8,190
                                                                          ------------      -------------
CASH, end of the period                                                   $    440,315      $    688,388
                                                                          ------------      -------------
                                                                          ------------      -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid for:
         Interest                                                          $    14,120       $    46,014
         Income taxes                                                      $     1,502       $    40,464
    Non-cash items:
         Reduction of loan to officer due to
             Note payable and commissions owed him                         $        --       $   456,023
         Issuance of note in connection with exchange
             Transaction to shareholders                                   $        --       $   300,000
         Reduction of accrued expenses used to offset
             Loan to officer                                               $        --       $   183,023

     The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR PERIOD ENDED FEBRUARY 28, 1999

1. PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

         Information in the accompanying interim consolidated financial statements and notes to the financial statements for the nine-month periods ended February 28, 1999 and 1998 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the year ended May 31, 1998.

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

3. OTHER ASSETS

         During Fiscal 1999, the Company has capitalized approximately $105,200 of costs associated with investment banking services related to seeking financing through either the equity markets or debt. Also capitalized is approximately $62,300 of legal costs associated with the Company's registration of its securities with the Securities and Exchange Commission for the purpose of becoming a reporting entity.

4. EARNINGS PER SHARE

         Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, a dilutive effect of common share equivalents during the fiscal year. Common share equivalents represent dilutive stock options using the treasury method. The Company had 525,729 and 276,250 common share equivalents during the three and nine month periods ended February 28, 1999. There were no common share equivalents for these same periods in fiscal 1998. The number of shares used in the earnings per common share computation for the 1999 and 1998 periods were as follows:


                                                         Three Months Ended            Nine Months Ended
                                                             February 28,                February 28,
                                                        1999           1998            1999          1998
                                                     ---------       ---------       ---------     --------
Shares:  Basic weighted average common
             shares outstanding                      7,776,500       7,776,500       7,776,500       N/A

         Diluted weighted average common
             shares outstanding                      8,302,229       7,776,500       8,052,750       N/A


Due to the fact that the Company did not issue shares associated with its reverse mergers until August 1997, an earnings per share computation is not relevant for the aggregate nine-month period ended February 28, 1998.

5. INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and its tax return. SFAS 109 provides for recognition of a significant deferred tax asset for all future deductible temporary differences that, more likely than not, will provide the Company a future benefit. As of February 28, 1999 and May 31, 1998, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards.

         The Company has established a valuation allowance for the full amount of this deferred tax asset. No provision for deferred tax liability was recorded because there was no significant item which would result in a deferred tax liability.

         The Company has a significant net operating loss carry-forward at February 28, 1999 and May 31, 1998. Due to such carry-forward, the Company reported minimum tax expense at February 28, 1999 and May 31, 1998, respectively.

6. CONTINGENCIES

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-QSB. All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those contained in the Company's Registration Statement on Form 10-SB under the caption "Description of Business-Risk Factors." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

         The Company's principal business is the scratch ticket segment of the government lottery industry. The Company is a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and the Company's lottery promotions feature such properties licensed by the Company. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo-bearing merchandise such as logoed T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of Harley-Davidson (Registered Trademark), Harley-Davidson 1200 Sportster motorcycles.

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

         The Company derives over ninety-five percent (95%) of its revenues from lotteries in two distinct ways. First, the Company will usually charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees are a fixed assessment while royalties are a percentage of the printing cost of the tickets. License fees typically include an up-front license fee and a royalty based on the manufacturing costs of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. License and royalty fees make up less than 7% of total revenues. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million. The Company's second source of lottery revenue is the sale of logoed merchandise to the lottery as second chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the licensed property the lottery is utilizing. This sale of merchandise represents nearly 93% of MDI's total revenue.

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

         The Company has ceased negotiating a joint venture with a marketing and sales company to establish networks of alpha-numeric pagers for the purpose of selling banner advertising on the various news slots available on such pagers.


                                                               NINE MONTHS ENDED FEBRUARY 28
                                                 -------------------------------------------------------
                                                      1999           %              1998             %
                                                 -----------      ------         ----------       ------
Total revenue                                    $ 6,028,324      100.0%         $1,230,125       100.0%

Cost of revenues                                   3,234,381       53.7%            912,259        74.2%

Gross profit                                       2,793,943       46.3%            317,866        25.8%

Selling, general and
   Administrative expenses                         1,586,521       26.3%          1,288,502       104.7%

Operating income (loss)                            1,207,422       20.0%           (970,636)      -78.9%

Interest expense                                      11,034        0.2%             41,428         3.4%

Interest income                                      (18,504)       -0.3%            (25,013)       -2.0%

Other expense, net                                        --         0.0%              6,019         0.5%

Minority interest                                       (243)        0.0%             (8,755)       -0.7%

Net income (loss) before income tax
   expense                                         1,215,135        20.2%           (984,315)      -80.0%

Income tax expense                                    54,883         0.9%              6,845         0.6%

Net income (loss)                                $ 1,160,252        19.2%          $(991,160)      -80.6%


NINE MONTHS ENDED FEBRUARY 28, 1999, COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1998

              Results for the nine months ended February 28, 1999 reflect revenue of $6,028,000 as compared to $1,230,000 for the same period in 1998. This revenue increase of 490% reflects the successful shift of the Company's business to licensed promotions. Revenue during the nine-month period ended February 28, 1999 was derived primarily from sales based on four entertainment-based or brand name properties including
Harley-Davidson (Registered Trademark) (65% of revenue), Wheel of
Fortune (Registered Trademark) (15% of revenue), Star Trek (Trademark)
(12% of revenue) and Pepsi Cola (Registered Trademark) (7% of revenue).

               Cost of revenue as a percentage of revenue decreased to 53.7% from 74.2% for the nine months ended February 28, 1999, compared to the same period in 1998. The nine-month period ended February 28, 1999 more accurately reflects the current cost to revenue ratio of the Company's licensed promotions. Certain marketing promotion costs that are fixed or partially fixed could not be properly absorbed in the nine-month period ended February 28, 1998, as a result of lower revenues, resulting in a higher cost to revenue ratio of 74.2%.

               Gross profit increased in the nine months ended February 28, 1999 to $2,794,000 (46.3% of revenue) from $317,900 (25.8% of revenue) in the same period in 1998 due to the significantly higher revenue and the improved profit margin on licensed promotions.

                Selling, general and administrative expenses were $1,587,000 (26.3% of revenue) for the nine months ended February 28, 1999 compared to $1,289,000 (104.7% of revenue) for the same period in 1998. Salary and employee fringe expense increases of $203,000 accounted for most of the 1999 increase. This was due to the Company's efforts to add human resources to properly manage the growth expected to continue during fiscal year 1999. Although sales increased by 490% during this period, selling, general and administrative expenses only increased by 23% in actual dollars. The decrease of selling, general and administrative expenses as a percentage of revenue for 1999 (26.3%) reflects fixed or partially fixed costs spread over a greater revenue base.

                 Operating income was $1,207,000 (20% of revenue) for the nine months ended February 28, 1999 compared to an operational loss of $971,000 for the same period in 1998. This was principally due to the factors described above.

                  Interest expense was $11,000 for the nine months ended February 28, 1999 compared to $41,400 for the same period in 1998. This decrease is attributable to a reduction in the principal amount of debt outstanding.

                  Interest income was $19,000 for the nine-month period ended February 28, 1999 compared to $25,000 for the same period in 1998. The interest income for 1999 was principally from savings interest. The interest income for 1998 during this same period was principally from a $7,000 per quarter charge for the debt owed by Steven M. Saferin, the Company's President and CEO, which was paid in full in February 1998.

                   For the reasons set forth above, the Company had a profit of $1,215,000 before taxes for the nine months ended February 28, 1999 as compared to a loss of $984,000 for the same period in 1998.


                                                                  THREE MONTHS ENDED FEBRUARY 28
                                                      -----------------------------------------------------
                                                            1999             %            1998          %
                                                      -------------        ------       --------     ------
Total revenue                                         $   1,922,071        100.0%       $621,429     100.0%

Cost of revenues                                          1,066,174         55.5%        506,281      81.5%

Gross profit                                                855,897         44.5%        115,148      18.5%

Selling, general and
   Administrative expenses                                  554,951         28.9%        456,023      73.4%

Operating income (loss)                                     300,946         15.7%       (340,875)    -54.9%

Interest expense                                             10,549          0.5%         15,224       2.4%

Interest income                                              (6,717)        -0.3%         (7,315)     -1.2%

Other expense, net                                               --          0.0%          2,891       0.5%

Minority interest                                                --          0.0%         (3,668)     -0.6%

Net income (loss) before income
   tax expense                                              297,114         15.5%       (348,007)    -56.0%

Income tax expense                                           23,685          1.2%          1,145       0.2%

Net income (loss)                                     $     273,429         14.2%      $(349,152)    -56.2%


THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

         Results for the three months ended February 28, 1999 reflect revenue of $1,922,000 as compared to $621,000 for the same period in 1998. This revenue increase reflects the shift of the Company's business to licensed promotions. Revenue during the three months ended February 28, 1999 was derived primarily from sales based on three entertainment-based or brand name properties, including Harley-Davidson (Registered Trademark) (72% of revenue), Star Trek (Trademark) (15% of revenue) and Wheel of Fortune (Registered Trademark) (13% of revenue).

         Cost of revenue as a percentage of revenue decreased to 55.5% from 81.5% for the three months ended February 28, 1999 compared to the same period in 1998. The three-month period ended February 28, 1999 more accurately reflects the current cost to revenue ratio of the Company's licensed promotions. Certain marketing promotion costs that are fixed or partially fixed could not be properly absorbed in the three-month period ended February 28, 1998, as a result of lower revenues, resulting in a higher cost to revenue ratio of 81.5% .

         Gross profit increased in the three months ended February 28, 1999 to $856,000 (44.5% of revenue) from $115,000 (18.5% of revenue) in the same period in 1998 due to the significantly higher sales volume and the improved profit margin on licensed promotions.

         Selling, general and administrative expenses were $555,000 (28.9% of revenue) for the three months ended February 28, 1999 compared to $456,000 (73.4% of revenue) for the same period in 1998. Salary and employee fringe expense increased by $47,000 in the 1999 period due to the Company's efforts to add human resources to properly manage the growth expected to continue during fiscal year 1999. Expenses related to being a publicly reporting company were $49,000 compared to $5,000 for the same period in 1998. These legal, accounting and shareholder related costs were primarily associated with the proxy and Annual Meeting of Stockholders held in New York on February 9, 1999. The decrease as a percentage of revenue reflects fixed or partially fixed costs spread over a greater revenue base.

         Operating income was $301,000 (15.7% of revenue) for the three months ended February 28, 1999 compared to an operational loss of $341,000 for the same period in 1998. This was principally due to the factors described above.

         Interest expense was $10,500 for the three months ended February 28, 1999 compared to $15,200 for the same period in 1998.

         For the reasons set forth above, the Company had a profit of $297,100 before taxes for the period ended February 28, 1999 as compared to a loss of $348,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 1999, the Company had cash and cash equivalents of $440,300 compared to $960,400 as of the same period in 1998. The decrease was due principally to the collection of several large contract receivables during the period ended February 28, 1998, increasing cash at that period end. As of February 28, 1999, the Company had a net working capital deficit of $1,760,400. However, $1,847,600 of this deficit was deferred revenue (i.e., revenue as to which the Company has received payments, but which is recorded as a deferred revenue liability until the shipment of contracted merchandise).

         The cash requirements of funding the Company's growth have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing, as well as cash flow from operations. The Company currently intends to seek additional financing over the next six months. The Company has not determined the amount it will seek to raise or the form of such financing (i.e. debt or equity). However, the Company has had preliminary discussions concerning raising approximately $500,000 of short-term debt during the period ending May 31, 1999. There can be no assurance that additional financing will be obtained on favorable terms or at all.

         The Company's outstanding indebtedness as of February 28, 1999 was $577,300, primarily represented by a note with a remaining balance of $554,800, bearing interest at 10.75% per annum and payable in monthly installments with the final payment date of December 15, 2001. This note resulted from the conversion of $600,000 of accrued commissions due to a third party, which allows the Company to better manage its cash flow requirements.

         The Company does not have any material capital commitments and does not currently anticipate making any substantial expenditures other than in the normal course of business activity, including the procurement of new licenses.

LICENSED PROPERTIES

         The Company has entered into 13 separate contracts with eleven (11) lotteries based on the Harley Davidson (Registered Trademark) property, such contracts represent a combined total of over $5.4 million in revenue, of which approximately $3.9 million was contributed thus far in fiscal 1999. Included is MDI's first contract with a Canadian lottery, the British Columbia Lottery Corporation. The Company secured the Harley-
Davidson (Registered Trademark) license in December 1997 and will continue to aggressively market the property to lotteries throughout the United States and Canada.

         The Company's Wheel of Fortune (Registered Trademark) license expired in November 1998. However, the Company and Wheel of Fortune (Registered Trademark) representatives have agreed to extend this license for another year at a cost of $10,000. Two additional lotteries have agreed to launch Wheel of Fortune (Registered Trademark) games during the fiscal year ending May 31, 1999.

         The Company's Star Trek (Trademark) property, which has been used or is scheduled to be used by a total of ten lotteries, is beginning to decline in popularity. The Company is marketing Star Trek (Trademark) on a "last chance" basis.

         The Company has entered into a three-year licensing agreement with Universal Spaceworks LLC for the property Heroes of Space (Trademark). Heroes of Space (Trademark) is a group of 16 former astronauts aligned to call attention to the U.S. Space program and their participation.

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

YEAR 2000

         The Company has commenced an assessment of the hardware, software and network components of its information technology systems. To date, the Company has replaced approximately 19 of its 22 CPUs with those that, according to manufacturers' representations, are Year 2000 compliant. The Company anticipates that the remaining three CPUs will be upgraded before May 31, 1999. The Company also purchased a new server which, according to manufacturers' representations, is Year 2000 compliant. The operating systems used by the Company are Windows 95 and Microsoft Office 97, which are both Year 2000 compliant according to manufacturers' representations. The Company anticipates that its network will be upgraded as well by May 31, 1999.

         New accounting and operational "SBT" software has been obtained which, according to manufacturers' representations, is Year 2000 compliant and is expected to be installed after the close of the Company's fiscal year (May 31, 1999) to safeguard against delays in meeting financial reporting requirements. Peripheral operational software, which was customized, is being reviewed for integration with the "SBT" accounting and operational software. Due to the Company's shift to licensed promotions, it is anticipated that the customized software previously required does not have to be completely rewritten. Foxpro, which houses the additional database required to operate the customized software, is being upgraded to Version 6.0 which, according to manufacturers' representations, is Year 2000 compliant. The Company has retained a Year 2000 compliance service provider (the "Compliance Service Provider") to make the required changes and integrate this software accordingly. Scheduling of this work has been undertaken by the Compliance Service Provider.

         Two third-party subcontractors are utilized by the Company. One is a fulfillment facility and the other a data collection house. The Company has historically provided the software needed to support these two functions. This software is also being upgraded by the Compliance Service Provider to be Year 2000 compliant. Both subcontractors have provided the Company with assurances that their hardware will also be Year 2000 compliant.

         The original budget for Year 2000 compliance work was $50,000. As of this date, it is expected this budget will be met.

         The Company's most substantial foreseeable risk in respect of the Year 2000 is with third-party subcontractors and the Company's customized software which supports them. To insure the Company's ability to function in this period of uncertainty, the Company has developed a contingency plan to permit fulfillment to be accomplished by alternate procedures utilizing existing third-party subcontractors. Similar contingency plans have been developed to manage inventory and data management and accounting.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company adopted and the stockholders approved amendments to the Certificate of Incorporation of the Company. Certain of such amendments took effect on March 17, 1999, when the Company filed a Certificate of Amendment to the Certificate of Incorporation. As a result of the foregoing, (1) the aggregate number of shares of Common Stock which the Company has the authority to issue was decreased from 200,000,000 to 25,000,000; and (2) the authorized capital stock of the Company was increased such that the Company has the authority to issue an additional 5,000,000 shares, all of which are designated "preferred stock." The Board of Directors of the Company is authorized to issue the preferred stock as preferred stock of any series and, in connection with the creation of each such series, to fix by the resolution or resolutions providing for the issue of shares thereof, the number of shares of such series, and the designations, relative rights, preferences and limitations, of such series, to the full extent permitted by the laws of the State of Delaware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Company held its Annual Meeting of Stockholders on
February 9, 1999.

           The following matters were voted upon at the Annual Meeting of
Stockholders:

1. Election of a Board of Directors.


NAME                                                 NUMBER OF SHARES VOTED
------                                   ---------------------------------------------
                                            FOR              AGAINST           ABSTAIN
                                         ---------           -------           -------
Steven M. Saferin                        6,238,902              0               7,402

Robert J. Wussler                        6,238,902              0               7,402

Kenneth M. Przysiecki                    6,238,902              0               7,402

Todd P. Leavitt                          6,238,902              0               7,402

S. David Fineman                         6,238,902              0               7,402


                                     PART II
                          OTHER INFORMATION (CONTINUED)

2. Proposal to amend the Company's Certificate of Incorporation to decrease the authorized Common Stock of the Company such that the aggregate number of shares of Common Stock which the Company shall have the authority to issue shall be decreased from 200,000,000 to 25,000,000.


                 NUMBER OF SHARES VOTED
     -----------------------------------------------
        FOR               AGAINST            ABSTAIN
     ---------            -------            -------
     6,241,571             11,615              106


3. Proposal to amend the Company's Certificate of Incorporation to increase the authorized capital stock of the Company such that the Company shall have the authority to issue an additional 5,000,000 shares, all of which shall be designated "Preferred Stock."


                 NUMBER OF SHARES VOTED
     -----------------------------------------------
        FOR               AGAINST            ABSTAIN
     ---------            -------            -------
     5,087,393             7,871              6,110


4. Proposal to amend the Company's Certificate of Incorporation by adding an Article pertaining to indemnification of directors, officers, employees and agents of the Company.


                 NUMBER OF SHARES VOTED
     -----------------------------------------------
        FOR               AGAINST            ABSTAIN
     ---------            -------            -------
     6,249,317             11,869              106


5. Proposal to effect a reverse stock split of the Company's Common Stock (such split to combine a number of outstanding shares of Common Stock between two and three, such number consisting of only whole shares and tenths of shares, into one share of common stock).


                    NUMBER OF SHARES
     -----------------------------------------------
        FOR               AGAINST            ABSTAIN
     ---------            -------            -------
     6,124,648            116,536             2,108


                                     PART II
                          OTHER INFORMATION (CONTINUED)

6.    Proposal to adopt the Company's 1998 Stock Option and Award Plan.


                    NUMBER OF SHARES
     -----------------------------------------------
        FOR               AGAINST            ABSTAIN
     ---------            -------            -------
     5,069,334             10,632             4,108


7. Ratification of the appointment of Arthur Andersen LLP as the independent auditors and accountants for the Company for the year ending May 31, 1999.


                    NUMBER OF SHARES
     -----------------------------------------------
        FOR               AGAINST            ABSTAIN
     ---------            -------            -------
     6,234,284             7,000              2,006


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         Exhibit 3.1      Amended Certificate of Incorporation

         Exhibit 11 Statement re: computation of per share earnings (included in Note 4 of the "Notes to Unaudited Consolidated Financial Statements")

         Exhibit 27       Financial Data Schedule


(b) Reports on Form 8-K (None)

                                 SIGNATURE PAGE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1999




                       MDI ENTERTAINMENT, INC.
                           (Registrant)


                       By:   /s/STEVEN M. SAFERIN
                          --------------------------------
                             Steven M. Saferin
                             President and Chief Executive
                             Officer and Director
                             (Principal Executive Officer)


                       By:    /s/KENNETH M. PRZYSIECKI
                          --------------------------------
                              Kenneth M. Przysiecki
                              Chief Financial Officer, Secretary and Director
                              (Principal Financial and Accounting Officer)