Form 10KSB
period 1999-05-31
MDI ENTERTAINMENT INC
filed 1999-08-27
CIK 1045080

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one):

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

                     For the fiscal year ended May 31, 1999.


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

         For the transition period from ____________ to _______________

                           COMMISSION FILE NO. 0-24919

                             MDI ENTERTAINMENT, INC.
                             -----------------------
                 (Name of small business issuer in its charter)


         DELAWARE                                          73-1515699
         --------                                          ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                             MDI ENTERTAINMENT, INC.
                                 201 ANN STREET
                           HARTFORD, CONNECTICUT 06103
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (860) 527-5359


Securities registered under Section 12(b) of the Exchange Act:

        Title of each Class            Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:


                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)


                      ------------------------------------
                                (Title of Class)



================================================================================

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $7,204,712
                                                              -----------

     Aggregate market value of voting stock held by non-affiliates of registrant as of August 23, 1999: $ 3,973,314
                        ----------
     Shares of Common Stock outstanding as of August 23, 1999: 7,776,500
                                                               ----------


                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

     Transitional Small Business Disclosure Format (check one): Yes ; No X
                                                                      ----

                                     10-KSB

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8. Changes In and Disagreements with Accountants or Accounting and Financial Disclosure

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

     This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of MDI Entertainment, Inc. together with its subsidiaries (referred in this report as "we","us" and "our") with respect to (i) our financing plans,
(ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences. See "Description of Business--Risk Factors--All forward-looking statements should be read with caution."



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


     MDI Entertainment, Inc. specializes in creating, marketing and implementing entertainment-based promotions to North American lotteries. Our principal business has been the scratch ticket segment of the government lottery industry, although we have run on-line entertainment-based promotions with a lotto and daily numbers type games featuring our licensed Harley-Davidson(R) logo. Our lottery promotions feature well-known brand names and entertainment properties licensed to us and designed to attract new lottery players while providing a new experience for existing lottery players. Our current promotions feature a wide variety of such brand names and entertainment properties including:

o    Wheel of Fortune(R)
o    Jeopardy(TM)
o    Harley-Davidson(R)
o    Star Trek(TM)
o    Twilight Zone(TM)
o    Times Square 2000(TM)
o    Rock & Roll Hall of Fame(TM)
o    Betty Boop(TM)
o    Louisville Slugger(R)
o    Dick Clark's American Bandstand(R)
o    The Nashville Network(R)/TNN
o    Country Music Television(R)/CMT
o    Heroes of Space(TM)
o    James Bond 007(TM)
o    The Pink Panther(TM)
o    The Outer Limits(TM)
o    Dale Earnhardt

     The scratch tickets feature the licensed properties, usually displaying a scene and/or logo from the entertainment-based and brand name properties. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as Harley-Davidson(R) T-shirts and caps, and other related merchandise such as posters, money clips, telephones and, in the case of Harley-Davidson(R), Harley-Davidson 1200 Sportster motorcycles. We currently derive most of our revenues from the sale to the lotteries of such merchandise. Merchandise associated with the licensed properties accounted for 90% of revenues for the fiscal year ended May 31, 1999, 66.7% of revenues for the fiscal year ended May 31, 1998 and 0% of revenues for the fiscal year ended May 31, 1997, reflecting our shift to licensed promotions.

     We offer a full range of services, including ticket and point of sale design, prize structure development, promotional event planning, market research, fulfillment services, customer service support and second chance drawing assistance.


RECENT DEVELOPMENTS

     New Products and Web Site

     The New Jersey Lottery's Harley-Davidson game "Ticket to Ride" will debut MDI's Lottery Prize Shop, which will afford players the opportunity to use their non-winning ticket as a coupon for discounts off the purchase price of Harley-Davidson merchandise. Players can purchase merchandise through a catalog printed by MDI, by calling a toll-free 1-800 number, or through a special Web Site, exclusively designed for this purpose, called www.nj.lotteryprizeshop.com. "Ticket to Ride" is a third-chance opportunity for the players, and it marks the first step in MDI's E-Commerce and catalog sales strategy.

     We recently launched our Corporate Web Site (www.mdientertainment.com) that links directly to our SEC filings and to Finance Yahoo for stock trading activity.

     Licensed Properties

     In the past two years, we have entered into 18 separate contracts with 14 lotteries based on the Harley Davidson(R) property and such contracts represent a combined total of over $7.2 million in revenue, of which approximately $4.7 million was earned in fiscal 1999. A remaining $ 2.4 million should be earned in fiscal 2000. Included is our first contract with a Canadian lottery, the British Columbia Lottery Corporation. We secured the Harley Davidson(R) license in December 1997 and will continue to aggressively market the property to lotteries throughout the United States and Canada.

     Our Wheel of Fortune(R) license expired in November 1998. However, this license was extended for another year at a cost of $10,000. Two additional lotteries agreed to launch the Wheel of Fortune(R) game during the fiscal year ended May 31, 1999.

     Our Star Trek(TM) property, which has been used or is scheduled to be used by a total of ten lotteries, is beginning to decline in popularity. We do not expect to renew this license, which expires in November, 1999.

     We have entered into a three-year licensing agreement with Universal Spaceworks LLC for the property Heroes of Space(TM). Heroes of Space(TM) is a group of 16 former astronauts aligned to call attention to the U.S. Space program and their participation.

     We have entered into a 30-month contract with MGM Consumer Products for James Bond 007(TM), The Pink Panther(TM) and The Outer Limits(TM). These rights are U.S. only.

     We have entered into a contract with Hillerich and Bradsby for the property Louisville Slugger(R). These rights are for government operated lotteries anywhere in the world. In May 1999, the Iowa lottery implemented a Louisville Slugger(R) promotion.

     We have entered into a three-year Agreement with dick clark productions, inc. for worldwide rights to American Bandstand(R).

     We have entered into a three-year Agreement with CBS Cable for U.S. rights to cable networks TNN and CMT.

     We have entered into a three-year Agreement with King Features Syndicate for the worldwide rights to Betty Boop(TM) and associated characters.


INDUSTRY OVERVIEW

     Lotteries are operated by state, local and foreign governmental authorities and their licensees in over 155 jurisdictions. Governments use lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues frequently are designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on lotteries as a significant source of funding for these purposes.

     While the specific amounts vary substantially from state to state, according to LaFleur's Lottery World 1998 Fast Facts (an industry report), approximately 54% of gross lottery revenues in the United States is returned to the public in the form of prizes. Approximately 33% of such revenues is used to support specific public programs or is contributed to the state's general fund. Typically, 5% to 6% of such revenues is reserved for point-of-purchase commissions for the retailer, and the remainder of such revenues is used to fund lottery operations, including the cost of advertising.

     Government lotteries can be categorized into two principal groups: on-line games and "instant" or "scratch" ticket games. On-line varieties generally refer to games such as lotto, sports pools, daily numbers and keno in which players make their own selections. Instant ticket games consist of preprinted tickets in which players scratch off a coating or pull off tabs to determine whether they have purchased a winning ticket. Instant ticket games generally have several tiers of cash prizes, ranging from $1.00 up to $100,000.00. Occasionally instant ticket games provide for second chance drawings that give scratch ticket purchasers a "second chance" to win prizes on non-winning tickets. Second chance drawing prizes range from cash prizes or spots as contestants on game shows to various types of merchandise and trips.

     We are a leader in designing and marketing instant scratch ticket games based on licensed brand names (such as Harley-Davidson(R) or Louisville Slugger
(R)) and entertainment properties (such as James Bond 007(TM) or Wheel of Fortune(R)). We attempt to identify properties for licensing that have a large selection of logo bearing products available that appeal to the 18 years of age and older population, and our instant ticket promotions typically include logo bearing merchandise related to such promotion as prizes. In certain of our lottery promotions, merchandise is awarded as first prizes, such as Harley Davidson(R) motorcycles. In most of our designed games, second chance prizes typically include logo bearing merchandise such as posters, T-shirts, caps, jackets, watches, clocks, money clips, telephones, playing cards, film cells, video and music collections, stadium blankets, carryall bags, credit cards with prepaid credit, trips and electronic games. We generate most of our revenues from the sale of such merchandise to the government agency sponsoring the lottery.

     Cooperative marketing partnerships are not new to the lottery industry. Lotteries have been securing licensed brand names in exchange for advertising for years in hopes of expanding the player base by attracting non-players who have positive feelings about a particular brand. Licensing the rights for trademarked entertainment material, however, is relatively new. For the most part, the practice of purchasing the right to place a popular brand name on a lottery ticket gained acceptance with the introduction and subsequent sales success of the Monopoly(R) game in 1989. Since then, lottery jurisdictions have secured a wide variety of brands and properties for licensed lottery games. The rights to use or license a particular property can be secured by a lottery directly from the entity that owns the property or from companies like ours.

     The popularity and success of lotteries has increased worldwide in recent years, and the popularity of instant lotteries has increased at a rate that is greater than that of lotteries generally, although there was a slight decrease from 1997 to 1998. Lotteries typically introduce between 25 and 50 new instant games a year. Currently, lotteries operate in 37 states, the District of Columbia and all provinces of Canada as compared to 29 states and all provinces of Canada as of June 30, 1989. According to LaFleur's Lottery World 1998 Fast Facts and LaFleur's 1991 North American Gambling Abstract, instant ticket games now comprise approximately 44% of total lottery sales in the United States as compared to approximately 26% in 1990. Factors contributing to the growth in the popularity and success of such games include more sophisticated marketing techniques, the introduction of new state instant ticket lotteries, lotteries offering multiple games simultaneously, increased technological advances in the distribution of instant tickets, lotteries offering a variety of instant ticket price points (a $1.00 ticket, a $2.00 ticket, a $3.00 ticket, a $5.00 ticket and a $10.00 ticket with related increases in the potential prize money) and higher prize pay-outs to lottery consumers.

LOTTERY PROMOTIONS

     We believe that to achieve and sustain growth in the lottery business we must offer promotions which will attract new or lapsed lottery players while maintaining or increasing play by current lottery players. Our principal strategy is to enhance the entertainment value and attractiveness of our promotions by licensing well known brand names and entertainment properties and designing games based on such properties. Such games are targeted to niche markets (such as Pink Panther(TM) fans or Harley-Davidson(R) motorcycle enthusiasts) to appeal to new or infrequent players while also appealing to the core player base.


LICENSED-BASED GAMES

     Over the past two years, we have secured rights to and targeted specific properties for instant lottery theme games and promotions that have broad appeal and significant brand loyalty and that enable us to market collectible logo bearing merchandise tied directly to the property or brand. The properties are specifically selected because they possess a substantial following that can aid a lottery in attracting new players while at the same time providing a different experience for many existing players. Currently, we have licensing agreements with 16 companies for 19 licenses. Licenses are generally held between one and a half and three years. Two of our licenses that were due to expire during fiscal 1999 have been extended for another year. We hold three licenses with three companies that each resulted in 10% or more of revenues and costs in fiscal 1999. Three of these licenses resulted in 10% or more of our revenues and costs in fiscal 1998. We continually seek to add to our licensed properties and, to this end, have contacted, and continue to contact, potential licensors.

     We derive most of our revenues from the sale to the lotteries of logo bearing material (such as T-shirts, posters, hats, playing cards, telephones, film cells, stadium blankets, carryall bags, money clips, jackets, electronic games, watches, clocks, motorcycles and credit cards with prepaid credit) used as second chance prizes. We typically order such merchandise directly from the licensor or its authorized representatives at wholesale rates, thereby generating additional income for the licensor either from direct sales or royalty income. Typically, we rely on third parties for data entry and verification of the names and addresses on winning tickets, and work with a third party fulfillment house to deliver prizes to winning lottery players. Inventory of prizes is typically held and shipped to prize winners by the fulfillment house. See "-Risk Factors-We may be unable to provide necessary merchandise to the lotteries when needed".

     Our licensing agreements for the targeted properties generally require us to pay the licensor between 10% to 50% of the gross licensing fees we receive from contracts with the lotteries. Certain agreements also require us to pay the licensor an additional 20% of the gross royalty fees received by us from the printing of the instant tickets, while certain other agreements increase the percentage of the licensing fees instead. One licensing agreement requires a 50/50 share of gross profit. The agreements generally require an initial payment upon signing, which is usually credited against other payments that become due during the term of the license. While all the licensing agreements grant us the right to market merchandise to the lotteries, certain agreements require that a minimum amount of merchandise be purchased. The term of the license agreements usually ranges between 1.5 to 3 years and are sometimes terminable upon the occurrence of certain events. The licenses are typically exclusive for lottery scratch tickets, and such exclusivity is generally for the United States and Canada. In some cases, the licenses are limited to certain regions. We are attempting to acquire worldwide rights for any new licenses and negotiating worldwide rights on existing licenses.

     We have also obtained patents on play styles or formats for instant games based on existing games of chance or probability games. Such games include Jacks Or Better(TM), Bonanza Bingo(TM), Hold'Em Poker(TM), Black Jack, Roulette, Draw Poker, and Spin 2 Pick(TM). See "-Intellectual Property." Promotions associated with such games generate revenues from licensing fees and royalties rather than from merchandise sales. We do not currently derive significant revenues from such games.


CONTRACTS WITH LOTTERIES

     Our contracts with the lotteries provide for services that are tailored to the preferences of the lotteries and include ticket and point of sale design, prize structure development, promotional event planning, market research, customer service support, second chance drawing assistance and fulfillment services. The lottery contracts generally provide us with two sources of revenue which consist of (1) license and royalty fees for the use of the entertainment properties and (2) mark-up on the sale and fulfillment of collectible and logo bearing merchandise. See "-Licensed-Based Games."

     We have had contracts with over two-thirds of all North American lotteries, and currently have approximately 19 promotions that are in progress or scheduled for introduction during calendar 1999 in 13 state lotteries. In addition, we launched our first Canadian promotion in British Columbia in March of 1999. Those states in which we have or have previously had promotions are as follows:




---------------------------------------- ------------------------------------- -------------------------------------
                 State                   Promotions In Progress or Scheduled       No Current Promotions (But
                                                   for Introduction                Promotions Previously Sold)

---------------------------------------- ------------------------------------- -------------------------------------
Arizona                                                   X

---------------------------------------- ------------------------------------- -------------------------------------
Colorado                                                                                        X

---------------------------------------- ------------------------------------- -------------------------------------
Connecticut                                               X

---------------------------------------- ------------------------------------- -------------------------------------
Delaware                                                                                        X

---------------------------------------- ------------------------------------- -------------------------------------
Florida                                                   X

---------------------------------------- ------------------------------------- -------------------------------------
Georgia                                                                                         X

---------------------------------------- ------------------------------------- -------------------------------------
Idaho                                                                                           X

---------------------------------------- ------------------------------------- -------------------------------------
Illinois                                                                                        X

---------------------------------------- ------------------------------------- -------------------------------------
Indiana                                                                                         X

---------------------------------------- ------------------------------------- -------------------------------------
Iowa                                                      X

---------------------------------------- ------------------------------------- -------------------------------------
Kansas                                                                                          X

---------------------------------------- ------------------------------------- -------------------------------------
Louisiana                                                 X

---------------------------------------- ------------------------------------- -------------------------------------
Maryland                                                                                        X

---------------------------------------- ------------------------------------- -------------------------------------
Minnesota                                                                                       X

---------------------------------------- ------------------------------------- -------------------------------------
Missouri                                                  X

---------------------------------------- ------------------------------------- -------------------------------------
Montana                                                                                         X

---------------------------------------- ------------------------------------- -------------------------------------
New Hampshire                                             X

---------------------------------------- ------------------------------------- -------------------------------------
New Jersey                                                X

---------------------------------------- ------------------------------------- -------------------------------------
New York                                                  X

---------------------------------------- ------------------------------------- -------------------------------------
Ohio                                                                                            X

---------------------------------------- ------------------------------------- -------------------------------------
Oregon                                                                                          X

---------------------------------------- ------------------------------------- -------------------------------------
Pennsylvania                                              X

---------------------------------------- ------------------------------------- -------------------------------------
Rhode Island                                              X

---------------------------------------- ------------------------------------- -------------------------------------
South Dakota                                                                                    X

---------------------------------------- ------------------------------------- -------------------------------------
Texas                                                                                           X

---------------------------------------- ------------------------------------- -------------------------------------
Vermont                                                                                         X

---------------------------------------- ------------------------------------- -------------------------------------
Virginia                                                  X

---------------------------------------- ------------------------------------- -------------------------------------
Washington                                                                                      X

---------------------------------------- ------------------------------------- -------------------------------------
Wisconsin                                                 X

---------------------------------------- ------------------------------------- -------------------------------------

     We derived more than 10% of our revenue in fiscal 1999 from contracts with the following lotteries: Wisconsin Lottery (Harley-Davidson(R)) and Pennsylvania (Harley-Davidson(R)). In fiscal 1998 we had contracts representing more than 10% of our revenue with the following lotteries: Colorado Lottery (Wheel of Fortune(R)); Wisconsin Lottery (Wheel of Fortune(R) and other licensed properties); New Jersey Lottery (Twilight Zone(TM) and other licensed properties). The principal reason that we had less individual contracts contributing to over 10% of total revenue in fiscal 1999 was the significantly higher total revenue this year.


GOVERNMENT REGULATION

     Lotteries are not permitted in the various states and jurisdictions of the United States unless expressly authorized by legislation in the subject jurisdiction. Currently, 37 states and the District of Columbia have enacted legislation to allow for the operation of a lottery. The operation of the lotteries in each of these jurisdictions is strictly regulated. The formal rules and regulations governing lotteries vary from jurisdiction to jurisdiction but typically authorize the lottery, create the governing authority administering the lottery, dictate the prize structure, establish allocation of revenues, determine the type of games permitted, detail appropriate marketing structures, specify procedures for selecting vendors and define the qualifications of lottery personnel.

     To ensure the integrity of the lottery, state laws provide for extensive background investigations of each of the lottery's vendors and their affiliates, subcontractors, officers, directors, employees and principal stockholders. These investigations generally require detailed disclosure on a continuous basis with respect to the vendors, affiliates, subcontractors, officers, directors, employees and principal stockholders and, in the event the lottery deems any of such persons to be unsuitable, the lottery may require the termination of such persons. The failure of any such persons associated with us to obtain or retain approval in any jurisdiction could have a material adverse effect on us. Generally, regulatory authorities have broad discretion when granting such approvals. Although we have never been disqualified from a lottery contract as a result of a failure to obtain any such approvals, we cannot assure you that such approvals will be obtained or retained in the future.

     We have retained governmental affairs representatives in various jurisdictions of the United States to monitor legislation, advise us on contract proposals, and assist with other issues that may affect us. We believe we have complied with all applicable state regulatory provisions relative to disclosure concerning the activities of itself and its advisors. We are not dependent on any such representative for any material contract.

     We have employed registered lobbyists and retained paid consultants in certain states. Failure to comply with state regulatory provisions relating to the activities of our advisors could adversely affect our ability to bid successfully upon lottery contracts.

     The international jurisdictions in which we intend to market our products have similar legislation and regulations governing lottery operations. In addition, restrictions are often imposed on foreign corporations seeking to do business in such jurisdictions. Failure to comply with these provisions could result in contract cancellation or the institution of legal proceedings.

     Laws and regulations of individual states and countries are subject to change. We cannot assure you that any such change would not adversely affect us. Our failure to comply with such laws and regulations could have an adverse impact on our operations.


COMPETITION

     We are aware of several other companies which design and promote lottery games based on licensed brands. However, each is marketing to a particular niche. Telecom Productions, Inc. licenses a variety of brand name board games, including Monopoly(R), Trivial Pursuit(R) and Battleship(R). Frost Productions utilizes brand name puzzles and fortunes. Promo-Travel represents a cruise line, various casinos and the casino game Let It Ride. More recently, Promo-Travel has attempted to secure entertainment based licenses and has negotiated with several of the same license holders that we have spoken with. Several other companies have made one-shot or sporadic licensing efforts. To date, we have not failed to acquire the rights to any brand name or entertainment property that we have sought. However, it is possible that, as the potential for increased revenues rise, new competitors may enter this market that have considerably greater financial and other resources, experience and customer recognition than we do and may compete with us in both obtaining licenses to brand names or entertainment properties and supplying lottery products to the lottery jurisdictions.

     In addition, to the best of our knowledge, no other company has ever attempted to utilize substantial quantities of merchandise with a licensed lottery game. We have positioned ourselves to utilize such merchandise prizes. Between 1989-1996, the majority of our lottery business had been the distribution of videos, compact discs and audiocassettes as second-chance prizes. We distributed nearly five million such prizes and experienced little to no competition in this area of the business. See "-Risk Factors-Intense competition could reduce our market share."


INTELLECTUAL PROPERTY

     In 1996, we created our Licensed and Patented Games division. To launch this division, we purchased the assets of a games development company, Vegas Pull Tabs, Inc. d/b/a GameMakers and Consultants, an unaffiliated third party. Those assets consisted primarily of (1) a U.S. patent for a series of instant games; and (2) a U.S. patent application which was subsequently granted for interactive bingo-like games and methods of play. Due to this acquisition, we own patents for certain game formats or playstyles of Jacks Or Better(TM), Bonanza Bingo(TM) and Hold'Em Poker(TM), (based on pre-existing games of chance) Black Jack, Roulette and Draw Poker (based on pre-existing probability games). We do not currently derive significant revenues from such games, but may seek to develop them in the future.

     In 1998, we developed an on-line lottery game with the trademarked name Pick 2 Spin(TM). We have the exclusive rights to the trademarked name and have filed a patent application for certain game elements. The Pick 2 Spin(TM) is a two-digit numbers game, which combines two random drawings with a wheel spin. With top prize game odds of one in 10,000, the Pick 2 Spin(TM) features a top prize of $20,000. We began marketing the game to North American lotteries in January of 1999 and do not currently derive any revenues from the game.

     Bonus Games, a Tennessee partnership ("BG"), is the owner of the trademarked name Jacks Or Better(TM). We have the exclusive use to the trademark name as it pertains to scratch-off instant lottery tickets sold to North American lotteries pursuant to an agreement with BG dated July 17, 1996. The agreement terminates on August 1, 2000. Stuart Entertainment, Inc. ("Stuart") is the owner of the trademarked name Bonanza Bingo(TM). We have the exclusive use to the trademark name as it pertains to scratch-off instant lottery tickets sold to North American lotteries (excluding the Canadian Province of Ontario) pursuant to an agreement with Stuart dated September 24, 1996. This agreement terminates on December 31, 1999. We cannot assure you that after such license agreements terminate, we will be able to renew them on an exclusive basis, on favorable terms or at all. Neither BG nor Stuart are affiliated with us.


HISTORY AND ORGANIZATION

     We are a Delaware corporation which was incorporated on December 29, 1994 under the name Puff Process, Inc. Our name was changed to MDI Entertainment, Inc. and a one share for one hundred reverse stock split was effected in connection with the purchase, in August 1997, of both Media Drop-In Productions Inc., a Delaware corporation ("MDIP"), and MDI-Missouri, Inc., a Missouri corporation ("MDIM" and collectively with MDIP, "MDI"), in exchange for 4,800,000 shares of its common stock, $.001 par value per share (the "Common Stock"), and notes in the aggregate principal amount of $300,000. The acquisition of MDI was effected through reverse mergers with two of our wholly-owned subsidiaries. These transactions resulted in a change in control of the Company, with Steven Saferin holding approximately 56% of the outstanding shares of our Common Stock. See "-Risk Factors-Existing stockholders are able to exercise control over us." Pre-merger holders of Puff Process, Inc. hold approximately 32.1% of the outstanding shares of Common Stock in post-merger MDI Entertainment, Inc.

     MDIP was incorporated in Texas in 1986 and reincorporated in Delaware in 1989. MDIM was incorporated in Missouri in 1995 to operate our Missouri lottery program. MDIM was collapsed into MDIP after the Missouri Lottery Contract ended. MDI-Texas, LLC ("MDIT"), a company of which MDIP owned 66.7%, was formed in 1995 to operate our Texas lottery program. MDIT was collapsed into MDIP after the Texas lottery contract ended. The equity portion, as of May 31, 1999, of the minority owners will be distributed in cash in an amount approximating $35,000. The minority owners are unaffiliated with us.

     Steven M. Saferin, President, Chief Executive Officer and Director, founded MDIP in 1986. Our initial mission was the production and sale of quality drop-in or vignette programming (30-second programs produced in a donut format to allow an advertiser to insert its commercial in the "hole" of the donut). MDIP produced a series of vignettes which it sold to Fortune 500 companies, other nationally known companies and government agencies.In 1989, MDIP began the development of its first video premium promotion.

     MDIP began focusing on lottery promotions in 1987 when it marketed a drop-in series titled "The New Millionaires" to state lotteries. In 1990 it created and began marketing its Instant Entertainment Connection ("IEC") lottery promotion. This promotion, tied to an instant or scratch ticket, allowed lotteries to offer second-chance entertainment prizes, such as video tapes, compact discs and audio cassettes, to players with non-cash winning tickets. To date, this promotion has been utilized by 21 U.S. lotteries, with nearly 5 million prizes distributed to lottery players in those states. We have begun marketing this promotion on a limited basis internationally. We expect to implement such a promotion with the New South Wales Lottery in Australia in fiscal year 2000. In 1996, we changed our focus to concentrate on lottery games designed around licensed brand names and entertainment properties, leveraging off of the experience and reputation gained from the IEC promotions.
See "-Lottery Promotions."


POTENTIAL EXPANSION OF BUSINESS

     We are currently evaluating several unrelated opportunities in the lottery industry. Our reputation in the industry results in our receiving numerous unsolicited approaches for joint ventures and other business relationships. We anticipate that over the next several years we will attempt to introduce additional unrelated products to the lottery industry, but there can be no assurance that we will do so or that such efforts will be successful.

     We are beginning to analyze opportunities presented by our current and potential products with international lotteries. Several of our current licenses permit us to market the property outside the United States. We have had discussions with certain of our other license holders about acquiring international rights on a country-by-country basis. We cannot assure you that such rights will be obtained. We are seeking full international rights, if appropriate, for all new properties. We have commenced a limited international marketing effort and expect to expand it in the year ahead.

     We have also begun to investigate licensing opportunities outside the lottery industry. Specifically, we opened negotiations with license holders relative to licensing their properties for radio station promotions. We cannot assure you that such negotiations will be successful or, if successful, will result in the actual development and sale of such promotions.

     We are also evaluating other non-licensing entertainment related opportunities.

     We are at a preliminary stage with respect to the opportunities described above, and we have not yet determined to pursue any such opportunities, the cost associated therewith or the sources of funding therefor. We will likely pursue opportunities with respect to international lotteries; however, such pursuits depend upon our evaluation of the costs of international fulfillment, including import and export duties, foreign taxation issues, currency exchange issues and the costs of marketing and developing our reputation in international lottery jurisdictions.

     We have invested significant resources in developing a catalog and E-Commerce business strategy called "lotteryprizeshop.com". This initiative permits lottery players of our licensed games to use non-winning tickets for discounts off the purchase of branded merchandise. This initiative can only be implemented with the approval of each lottery and we expect to compensate the lottery for their approval.

EMPLOYEES

     As of August 23, 1999, we had 14 full-time employees and one part-time employee, approximately five of whom were employed in the area of sales and marketing, four in operations and six in administration. Our employees are not represented by a union or governed by a collective bargaining agreement. We have entered into employment agreements with Steven M. Saferin and Kenneth M. Przysiecki. See "Executive Compensation-Employment Agreements." We have also entered into a consulting agreement with 1010 Productions, Inc., the president and sole shareholder of which is Linda Kesterson Saferin, spouse of Steven M. Saferin, and former employee, officer and director of MDIP. See "Certain Relationships and Related Transactions."


RISK FACTORS

     All forward-looking statements should be read with caution.
     -----------------------------------------------------------
          Statements in this Annual Report on Form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption "Risk Factors," that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

     We have had losses.
     --------------------
          Although we had net income for the fiscal year ended May 31, 1999, we incurred a net loss of $2,118,893 for the fiscal year ended May 31, 1998. We cannot assure you that we will operate profitably in the near future or at all.

     We have a negative net worth.
     ------------------------------
          We have a negative net worth of $1,499,657, as of May 31, 1999. We cannot assure you that we will be able to operate profitably in the future or at all.

     We may continue to need financing or additional equity to meet our
     ------------------------------------------------------------------
     future capital requirements.
     ----------------------------
          As of May 31, 1999, our current liabilities (including "billings in excess of costs and estimated earnings on uncompleted contracts" and "deferred income" which totals $1,964,300) exceeded our current assets by $1,790,600 and our total liabilities exceeded our total assets by $1,499,700. We have raised $1,750,000 on August 4, 1999, through the sale of Series A Convertible Preferred Stock in a private sale to an investor. See "Liquidity and Capital Resources" for details on this transaction. However, we may still seek additional financing sources to meet our needs. We have not determined the amount we may seek to raise or the form of this financing (i.e. debt or equity). We cannot assure you that we will obtain additional financing for future operations or capital needs on favorable terms if at all.

     We may be unable to maintain or renew all our current licenses.
     ---------------------------------------------------------------
          Our success will be dependent upon maintaining our current licenses for the rights to use names and well known logo bearing merchandise. Some of these licenses are terminable if Steven M. Saferin does not control at least 50% and will need to be renegotiated if we plan to expand through the acquisition of new companies through the issuance of stock or the issuance of securities to raise additional equity capital. The terms of the current licenses are generally for 1.5 to 3 years, although they may be terminated sooner under certain circumstances. We cannot assure you that the current licenses will be renewed once they expire.

     We may be unable to provide necessary merchandise to the lotteries when
     ---------------------------------------------------------------------------
     needed.
     ------
          We supply the lotteries with logo bearing merchandise related to existing contracts. We obtain approximately 95% of this merchandise from authorized representatives of the licensor. We cannot assure you that the logo bearing merchandise will be available from such authorized representatives when needed by us to satisfy our obligations to the lotteries.

     We may be unable to acquire new licenses.
     ------------------------------------------
          Our success is dependent on our ability to obtain rights to use well known entertainment and other similar properties for use on lottery tickets and related merchandise. We cannot assure you that we will continue to obtain such licenses on favorable terms or at all.

     We depend on customer relationships with North American lotteries.
     -------------------------------------------------------------------
          Many of our licensing rights are, by design, currently limited to United States, North American or worldwide lotteries. There are currently 38 United States lotteries and five additional Canadian lotteries. The extremely limited potential customer base means that if any target lottery refuses to purchase a particular promotion from us or if it only uses a promotion once, there may be a significant negative impact on our revenue and earnings. The three state lotteries that purchased promotions accounting for the highest percentage of our revenues during fiscal 1999 were Wisconsin, Pennsylvania and New Jersey with 30%, 19% and 16%, respectively. We cannot assure you that these lotteries will maintain the same level of promotions or that other lotteries will increase promotions beyond current levels, if at all.

     We have no on-going sources of revenue.
     ----------------------------------------
          Our revenues are derived on a contract-by-contract basis from state lotteries. There are no regular on-going sources of revenue at the present time and we continually create and market new promotions to our lottery customers. Lotteries frequently move start dates for promotions thereby causing gaps in our cash flow. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. We may depend on a particular promotion in any given year, and a decrease in sales of the promotion or the loss of the underlying license would seriously impact our revenues and earnings.

     We may be adversely affected by government regulation of lotteries and
     ----------------------------------------------------------------------
     gambling.
     ---------
          Since most lotteries are government agencies with lottery executives appointed by the state's governor or other high ranking official, opportunities or projects in progress can be slowed after an election if the incumbent governor is not reelected.
          There is a growing concern in the United States about the explosion of gaming. The creation of The National Gambling Impact Study Commission and its recently released report, may negatively impact state lotteries and other gaming activities and hence our business. We cannot assure you that there will not be an adverse change in the lottery laws of any jurisdiction in which we do business. In addition, we cannot predict the nature of the regulatory process in any jurisdiction that may authorize the use of instant tickets in the future. Any such regulatory process may be burdensome to us and our customers or their key personnel and could include requirements that we would be unable to satisfy. See "Government Regulation."

     Existing stockholders are able to exercise control over us.
     ------------------------------------------------------------
          Our officers and directors beneficially own approximately 61% of the outstanding Common Stock and Steven M. Saferin owns approximately 56%. Our Certificate of Incorporation does not provide for cumulative voting for the Board of Directors. As a result, Steven M. Saferin and management have the ability to control the election of a majority of our directors and the outcome of issues submitted to a vote of our stockholders. See "Security Ownership of Certain Beneficial Owners and Management."

     The loss of the services of Steven M. Saferin could harm our business.
     ----------------------------------------------------------------------
          Our success depends to a significant extent on the performance and continued service of Steven M. Saferin, an officer and director. MDIP has entered into an employment agreement with Mr. Saferin which expires on August 8, 2002 or three years from the date we first file a registration statement with the SEC, whichever is later. We do not carry key man insurance. See "Executive Compensation-Employment Agreements."

     Intense competition could reduce our market share.
     ---------------------------------------------------
          We acquire exclusive rights to license entertainment and other properties to the U.S. lottery industry. To date, we have not faced substantial competition in acquiring such rights. However there are several organizations that also design and promote lottery games and promotions based on licensed brands. One company has, to date, limited itself to board games and another, puzzles and fortunes. There is no guarantee these companies would not more aggressively pursue the types of entertainment properties we have targeted. In addition, it is possible that potential licensors may design their own lottery games and seek to market them directly to the lotteries, thus bypassing us. Another potential source of competition are the printers of instant tickets who, to improve their own competitive standing, might attempt to acquire licensing rights for various properties to offer exclusively to their lottery customers and enhance their competitive bidding for lottery printing contracts. See "Competition."

     We do not anticipate paying any dividends.
     -------------------------------------------
          We have never paid any cash or other dividends on our Common Stock. At present, we do not anticipate paying dividends on our Common Stock in the foreseeable future and intend to devote any earnings to the development of our business. Investors who anticipate the need for immediate income from their investment should refrain from purchasing our Common Stock.

     Our Common Stock may lack liquidity.
     ------------------------------------
          Our Common Stock is not traded on the NASDAQ Stock Market or any stock exchange. We cannot assure you that a stockholder would be able to buy or sell shares when desired.

     We indemnify our directors and officers against certain expenses and
     --------------------------------------------------------------------
     liabilities.
     -------------
          So far as permitted by the Delaware General Corporation Law, our Certificate of Incorporation and By-Laws provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. As a result of such provisions, stockholders may be unable to recover damages against our directors and officers for actions taken by them which constitute negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing our directors, officers, employees and agents for breaches of their duty of care, even though such action, if successful, might otherwise benefit us and our stockholders.

     If the Internet does not grow as a medium for commerce, our E-commerce
     -----------------------------------------------------------------------
     sales strategy could be materially adversely affected.
     -------------------------------------------------------
          We have invested resources in developing our E-Commerce and catalog sales strategy. See "--Recent Developments." However, a portion of our future revenues and profits in connection with this strategy are partially dependent upon the widespread acceptance and use of the Internet and on-line services as an effective medium for commerce. Rapid growth in the use of and interest in the Internet is a recent phenomenon, and we cannot assure you that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet as a medium for commerce. In addition, critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use. If use of the Internet does not continue to grow or grows more slowly than expected or if the Internet does not become a viable commercial marketplace, the E-Commerce portion of our E-Commerce and catalog sales strategy could be materially adversely affected.

     We have certain registration obligations to our Series A Preferred
     -------------------------------------------------------------------
     Stockholders.
     -------------
          We are obligated to register the underlying Common Stock issuable upon conversion of our Series A Preferred Stock. We will be subject to severe penalties if we do not timely fulfill our registration obligations with respect to such stock, including penalties for failing to timely file such registration statement and having it declared effective by the Securities and Exchange Commission.

     Future sales of common stock by our existing stockholders could adversely
     --------------------------------------------------------------------------
     affect our stock price.
     ------------------------
          The market price of our Common Stock could decline as a result of sales of a substantial number of shares of our Common Stock in the market, or the perception that such sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of the date of this Form 10-KSB, we had 7,776,500 outstanding shares of Common Stock, as well as 2,027 shares of Series A Preferred Stock. Of these shares, 3,289,322 shares of Common Stock are freely tradeable.

          As of the date of this Form 10-KSB, options to purchase a total of 967,500 shares of our Common Stock are outstanding. Of such options, options to purchase 300,000 shares are currently exercisable while the remaining options vest and are exercisable in three installments over a period of three years commencing November 18, 1999. In addition, warrants to purchase a total of 596,875 shares of our Common Stock are outstanding. Of such warrants, warrants to purchase 30,000 shares are currently exercisable while the remaining warrants become exercisable on October 5, 1999. The Series A Preferred Stock is convertible into 2,027,000 shares of our Common Stock. Shares issued upon the exercise of such options and warrants or conversion of the Series A Preferred Stock will be eligible for resale in the public market from time to time.

          We are obligated to file a registration statement covering approximately 2,027,000 shares of our Common Stock reserved for issuance in connection with the conversion of our Series A Preferred Stock. Upon the effectiveness of that registration statement, all shares covered by that registration statement will be freely tradeable. If a large number of such shares are sold in the public market, the price of our Common Stock may fall.


ITEM 2.  DESCRIPTION OF PROPERTY.

     We maintain our executive offices in approximately 5,179 square feet of space in Hartford, Connecticut pursuant to a lease expiring on December 31, 2004. We do not have an option to renew. Monthly lease payments average approximately $5,826 per month.


ITEM 3.  LEGAL PROCEEDINGS.

     We are involved in various lawsuits incidental to our business. We believe that these proceedings, in the aggregate, will not have a material adverse effect on our operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended May 31, 1999.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


PRICE RANGE OF COMMON STOCK

     The Common Stock commenced trading on the OTC Bulletin Board on August 8, 1997 under the symbol "MDIH." The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock as reported by the OTC Bulletin Board for periods on and subsequent to August 8, 1997. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        High      Low
    FISCAL YEAR 1998

             1st Quarter (commencing August 8, 1997)   $2 7/8      $   5/8
             2nd Quarter ...........................   $2 1/8      $ 43/64
             3rd Quarter ...........................   $  3/4      $ 21/64
             4th Quarter ...........................   $  1/2      $ 17/64

    FISCAL YEAR 1999

             1st Quarter ...........................   $1          $   1/4
             2nd Quarter ...........................   $  3/4      $  5/16
             3rd Quarter ...........................   $1 9/32     $ 33/64
             4th Quarter ...........................   $1 5/8      $ 17/32


     As of August 23, 1999, the high and low bid prices per share of Common Stock were $1.375 and $ 1.25, respectively and there were approximately 1,110 holders of record of the Common Stock.

     We have not paid dividends on the Common Stock since inception and do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic conditions, and other factors the Board of Directors deems relevant.


SALE OF PREFERRED STOCK

     We received gross proceeds of $1,750,000 on August 4, 1999 from the private sale to an investor of 2,027 shares of Series A Preferred Stock (the "Preferred Stock"), representing approximately 20% of our outstanding Common Stock on an as converted basis. The Preferred Stock has a liquidation preference of $1,750,000, pays a dividend at the rate of 10% per annum, payable in cash or Common Stock at our option and is convertible into an aggregate of 2,027,000 shares of Common Stock, subject to adjustment under certain circumstances. As long as 2,027 shares of the Preferred Stock remain outstanding, the holders of a majority of such shares may elect one of our directors. In addition, such holders are entitled to a right of first refusal on new securities issued by us, subject to certain exclusions. We may not create or increase the authorized number of shares of any class or series of stock ranking prior to or on parity with the Preferred Stock either as to dividends or liquidation without approval of a majority of the holders of the Preferred Stock.

     We have agreed to file a registration statement with respect to the resale of the Common Stock underlying the Preferred Stock within 45 days following closing, which is required to be declared effective within 120 days of closing, subject to certain exceptions. If such filing and effectiveness are not achieved by the deadlines, the investor may be entitled to certain penalties. In addition, upon effectiveness of such registration statement, the Preferred Stock will pay a reduced dividend at the rate of 5% per annum. If not previously converted by the investor, the Preferred Stock will automatically convert into common stock in quarterly installments over a period of one year following the effectiveness of the registration statement.

     In connection with the placement, MDI paid Venture Partners Capital, LLC, a registered broker-dealer, a $140,000 cash fee and seven-year warrants to purchase 566,875 shares of Common Stock at $1.31 per share.


WARRANTS

     During the fiscal year ended May 31, 1999, we issued warrants to purchase 30,000 shares of Common Stock at an exercise price of $0.28 to a public relations firm and one of its key executives for services related to investor relations.

     In addition, we issued 566,875 warrants in connection with the preferred stock sale discussed above. These warrants and the 30,000 warrants discussed above are outside of our 1998 Stock Options and Award Plan.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to us and our management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under the caption "Description of Business-Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

     Our principal business has been the scratch ticket segment of the government lottery industry. We are a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and our lottery promotions feature such properties licensed by us. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as logo bearing T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of Harley-Davidson(R), Harley-Davidson 1200 Sportster motorcycles.

     We developed our strategy of identifying such properties in early 1996. Prior to that time, we had developed a series of promotions that utilized popular videotapes, compact discs and audiocassettes as second chance lottery prizes. Those promotions enabled us to develop an expertise in sourcing and distributing products as second chance lottery prizes and to develop a reputation with lottery personnel as a reliable organization attuned to the special needs of lotteries and their players.

     The financial results of the last fiscal year are not comparable with or indicative of the results of the current 1999 fiscal year or, we believe, other future years. As we cut back our video and music promotions during FY98 in order to shift to our current licensing strategy, revenue from such promotions decreased at an accelerated rate. Our decision to embark on this licensing strategy in mid-96 did not result in any appreciable revenues for us until the fourth quarter of fiscal year 1998. Our shrinking revenues, combined with one-time charges in fiscal year 1998 resulted in substantial losses for that year. It should be noted, however, that at the conclusion of fiscal year 1998 we had over $2.9 million in deferred revenues from license-based promotions, and that fourth quarter revenue numbers were almost equivalent of revenues for the rest of the year. Fiscal 1999 reflects full integration of our licensing strategy.

     We derive over ninety-five percent (95%) of our revenues from lotteries in two distinct ways. First, we will usually charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees are a fixed assessment while royalties are a percentage of the printing cost of the tickets. Contracts for licensed properties typically include an up-front license fee and a royalty based on the manufacturing cost of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million.

     Our second source of lottery revenue is the sale of logo bearing merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the property the lottery is utilizing. Typically, we purchase merchandise from other licensees of the property and resell the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance for which there are no separate charges.

     Our success is dependent on our ability to maintain and secure licensed properties, sell these properties to lotteries and the performance of the properties once they are introduced as lottery games to players. We believe that revenues will fluctuate as individual license-based promotions commence or wind down and terminate. In addition, our licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. The timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions is unpredictable. Accordingly, period to period comparisons may not be indicative of future results.

     We are in continuous negotiations to obtain additional properties and expect to reach several agreements over the next six to 12 months; however we cannot assure you that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.


                                                   YEAR ENDED MAY 31
                                     ----------------------------------------------
                                         1999        %             1998           %
                                         ----        -             ----           -
Total revenue ...................   $ 7,204,712    100.0       $ 1,984,840      100.0
Cost of revenue .................     3,812,169     52.9         2,313,831      116.6
                                    -----------     ----       -----------     ------
Gross profit (loss) .............     3,392,543     47.1          (328,991)     (16.6)

Selling, general and
   administrative expenses ......     2,158,849     30.0         1,797,631       90.6
                                    -----------     ----       -----------     ------
Operating income (loss) .........     1,233,694     17.1        (2,126,622)    (107.2)
Interest expense ................        28,200      0.4            51,821        2.6
Interest income .................       (20,487)    (0.3)          (36,894)      (1.9)
Other expense ...................        10,976      0.1            12,405        0.6
Minority interest ...............          (341)     --            (31,936)      (1.6)
                                    -----------     ----       -----------     ------
Income (Loss) before income taxes     1,215,346     16.9        (2,122,018)    (106.9)
Income tax (expense) benefit ....       (55,700)    (0.8)            3,125        0.2
                                    -----------     ----       -----------     ------

Net income (loss) ...............   $ 1,159,646     16.1       $(2,118,893)    (106.7)
                                    ===========     ====       ===========     ======


Year Ended May 31, 1999 Compared to Year Ended May 31, 1998
-----------------------------------------------------------

     Results for the fiscal year ended May 31, 1999 ("FY 99") reflected net income of $1,159,646 compared to a net loss for the fiscal year ended May 31, 1998 ("FY 98") of $2,118,893. The net income in FY 99 was primarily attributable to a complete phase-in of our licensing promotions compared to the phasing out of our Instant Entertainment Connection ("IEC") video and music promotions. However, we did begin earning substantial revenue in the early stages of licensing promotions in the fourth quarter of FY 98.

     Total revenue for FY 99 was $7,204,712 as compared to $1,984,840 for FY 98, an increase of $5,219,872 (263%). This revenue increase reflects the successful shift of our business to licensed promotions. Revenue during this year was derived primarily from sales based on four entertainment-based or brand name properties including Harley-Davidson(R) (64% of revenue), Wheel of Fortune(R) (13% of revenue), Star Trek(TM) (13% of revenue) and Pepsi Cola(R) (8% of revenue).

     Cost of revenues as a percentage of sales for FY 99 was $3,812,169 (52.9%) compared to $2,313,831 (116.6%) for the year ended May 31, 1998. The major costs of revenue include merchandise awarded as prizes, fulfillment of the prizes to lottery winners and project marketing costs associated with creating and printing brochures, mailers, posters, and catalogs. However, $154,885 of previous years commissions payable to Mr. Saferin were relinquished by him in FY 99 which reduced cost of revenue by that amount. Had this reduction in expense not occurred, cost of revenue would have been $3,967,054 (55.1%). This FY99 cost to revenue ratio more accurately reflects our business cost for licensed promotions.

     Certain marketing promotion costs that are fixed or partially fixed could not be properly absorbed during FY 98, as a result of lower revenues, resulting in a higher cost to revenue ratio of 116.6%. Additionally, in FY 98 we expensed $786,000 of commissions related to an agreement for procurement services related to video and audio entertainment media. The contract began in 1994 and was to be paid on a formula basis over a number of years. Due to the strategic change in our business, which included the phase out of the IEC promotions, we expensed the remainder of the contract obligation. Had we not expensed the remaining commissions for procurement services, cost of revenue would have been $1,527,831 (77% of sales).

     Gross profit increased to $3,392,543 (47.1% of revenue) for FY 99 compared to a gross loss in FY 98 of $328,991 (16.6% of revenue). This was due to the significantly higher revenue and the improved profit margin of licensed promotions.

     Selling, general and administrative expenses for FY 99 were $2,158,849 (30% of revenue) compared to $1,797,631 (90.6% of revenue) in FY 98. Although revenue increased by 263% for FY 99, actual expenses increased by only 20% as compared to FY 98. This 20% increase, or approximately $350,000, is due to added costs of being a SEC reporting company and added human resources to properly manage our growth for FY 99. Investor relations costs, legal and accounting were approximately $167,000 higher this year due to reporting requirements. Salary and employee fringe expenses accounted for most of the remaining increased costs.

     Operating income was $1,233,694 (17.1% of revenue) for FY 99 as compared to an operating loss of $2,126,622 for FY 98. This was principally due to the factors described above.

     Interest expense was $28,200 for FY 99 compared to $51,800 for FY 98. This decrease was attributable to a reduction in the principal amount of debt outstanding for most of the year. However, in January 1999, we converted accrued commissions of $600,000 into a 24-month note bearing interest at 10.75% per annum. This is discussed more fully in "Liquidity and Capital Resources."

     Interest income was approximately $20,500 for the FY 99 period compared to approximately $37,000 for FY 98. The interest income for FY 99 was principally from savings interest. The interest income for FY 98 was principally from a $7,000 per quarter charge for the debt owed by Steven M. Saferin, the Company's President and CEO, which was paid in full in February 1998.

     Other expense for FY 99 was approximately $11,000 compared to $12,400 for FY 98. The expense for FY 99 was due to the disposal of a fixed asset at less than recorded book value. Other expense for FY 98 was associated with our efforts in going public prior to the mergers and primarily represents legal expenses.

     The minority interest of MDIT owned by third parties (66.7% owned by MDIP and 33.3% owned by third parties) (the "Minority Interest") was reduced in FY 99 by $300 as compared to $31,900 in FY 98 due to net losses of MDIT. These amounts are income to us as losses reduce the amount of remaining accumulated Minority Interest obligations owed by us, as shown on the balance sheet. Final year taxes was the only activity for this year. Last year was the final operating year for MDIT.


LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 1999, we had cash of $340,400 compared to $960,400 as of May 31, 1998. However, receivables from lottery clients were $817,600 as of May 31, 1999 compared to $317,600 as of May 31, 1998. This is a $120,400 decrease in combined cash and receivables at May 31, 1999 compared to May 31, 1998. This decrease is due to receiving large contract amounts for promotions which launched in the fourth quarter of FY 98, increasing cash significantly at May 31, 1998.

     On May 31, 1999, we had a net working capital deficit of $1,790,600. However, $1,964,300 of this deficit were "billings in excess of costs and estimated earnings on uncompleted contracts" and "deferred revenue." Both "billings in excess of costs and estimated earnings on completed contracts" and "deferred revenue" represent unrecognized revenue (i.e., revenue which we have already been paid for but which cannot be recognized until we purchase and ship the contracted merchandise after game drawings have occurred). Accordingly, such liability will not adversely impact cash flow and, without such liability, working capital would have been $173,700.

     Our indebtedness as of May 31, 1999 was $595,600, primarily represented by a note with a remaining balance of $485,400, bearing interest at 10.75% per annum and payable in monthly installments of $27,895 with the final payment date of December 15, 2000. The note is secured by liens on substantially all of our assets. This note resulted from the conversion of $600,000 of accrued commissions due to a third party, which allows the Company to better manage its cash flow requirements.

     The cash requirements of funding our growth have historically exceeded cash flow from operations. Accordingly, we have satisfied our capital needs primarily through debt and equity financing, as well as cash flow from operations. Therefore, to address our immediate needs, we received gross proceeds of $1,750,000 on August 4, 1999 from the private sale to an investor of 2,027 shares of Series A Preferred Stock (the "Preferred Stock"), representing approximately 20% of our outstanding Common Stock on an as converted basis. The Preferred Stock has a liquidation preference of $1,750,000, pays a dividend at the rate of 10% per annum, payable in cash or common stock at our discretion, and is convertible into an aggregate of 2,027,000 shares of our Common Stock, subject to adjustment under certain circumstances. As long as 2,027 shares of the Preferred Stock remain outstanding, the holders of a majority of such shares may elect one director. In addition, such holders are entitled to a right of first refusal on new securities issued by us, subject to certain exclusions. We may not create or increase the authorized number of shares of any class or series of stock ranking prior to or on parity with the Preferred Stock either as to dividends or liquidation without approval of a majority of the holders of the Preferred Stock.

     We have agreed to file a registration statement with respect to the resale of the Common Stock underlying the Preferred Stock within 45 days following closing, which is required to be declared effective within 120 days of closing, subject to certain exceptions. If such filing and effectiveness are not achieved by the deadlines, the investor may be entitled to certain penalties. In addition, upon effectiveness of such registration statement, the Preferred Stock will pay a reduced dividend at the rate of 5% per annum. If not previously converted by the investor, the Preferred Stock will automatically convert into Common Stock in quarterly installments over a period of one year following the effectiveness of the registration statement.

     We do not have any material specific capital commitments and do not currently anticipate making any substantial expenditures other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments. Several such licenses have been obtained recently and others are in the process of being finalized.


RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required beginning with the first quarter of fiscal 2000. The adoption of SFAS No. 133 is not expected to have a material impact on our financial condition or results of operations.

     In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." Adoption of SFAS No. 133 has been deferred to fiscal years beginning after June 15, 2000.

YEAR 2000

     We have commenced an assessment of the hardware, software and network components of our information technology systems. To date, we have replaced all of our 22 CPUs with those that, according to manufacturers' representations, are Year 2000 compliant. We also purchased a new server less than a year ago which, according to manufacturer's representations, is Year 2000 compliant. The operating systems we use are Windows 95 and Microsoft Office 97, which are both Year 2000 compliant according to manufacturers' representations. We have upgraded our network as well.

     New accounting and operational "SBT" software has been obtained which, according to manufacturer's representations, is Year 2000 compliant and which is expected to be installed by September 1999 to safeguard against delays in meeting financial reporting requirements. Peripheral operational software, which was customized, is being reviewed for integration with the "SBT" accounting and operational software. Due to our shift to licensed promotions, it is anticipated that the customized software previously required does not have to be completely rewritten. FoxPro which houses the additional database required to operate the customized software is being upgraded to Version 6.0 which, according to manufacturer's representations, is Year 2000 compliant. We have retained a Year 2000 compliance service provider (the "Compliance Service Provider") to make the required changes and integrate this software accordingly. Scheduling of this work has been undertaken by the Compliance Service Provider.

     We utilize two third-party subcontractors. One is a fulfillment facility and the other a data collection house. We have historically provided the software needed to support these two functions. This software is also being upgraded by the Compliance Service Provider to be Year 2000 compliant. Both subcontractors have provided us with assurances that their hardware will also be Year 2000 compliant.

     The original budget for Year 2000 compliance work was $50,000. As of May 31, 1999, we had incurred expenses of $45,600. We have revised this budget to $65,000.

     Our most substantial foreseeable risk in respect of the Year 2000 is with third-party subcontractors and their own customized software which supports them. To insure our ability to function in this period of uncertainty, we have developed a contingency plan to permit fulfillment to be accomplished by alternate procedures utilizing existing third-party subcontractors. Similar contingency plans have been developed to manage inventory and data management and accounting.

     We believe we have taken appropriate steps to be Year 2000 compliant. We have also prepared a contingency plan to handle as many risks as we can reasonably address. However, we cannot assure you that problems will not be encountered in connection with the date change from December 31, 1999 to January 1, 2000. We do not believe these problems will have a material adverse effect on operations.


ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

              Our directors and executive officers are as follows:

       Name                     Age               Position
       ----                     ---               --------
Steven M. Saferin               50        President, Chief Executive Officer and
                                          Director
Kenneth M. Przysiecki           55        Chief Financial Officer, Secretary and
                                          Director
Robert J. Wussler               62        Director
S. David Fineman                53        Director
Todd P. Leavitt                 48        Director
Charles W. Kline                39        Vice President of Sales and Marketing
Robert R. Kowalczyk             52        Vice President and General Manager

COMMITTEES

     The Board of Directors at their April 27, 1999 quarterly meeting established the following committees and appointed members:

Audit Committee:                S. David Fineman
                                Robert J. Wussler

Compensation Committee:         Steven M. Saferin
                                Todd P. Leavitt

Executive Committee:            Steven M. Saferin
                                S. David Fineman
                                Kenneth M. Przysiecki


BIOGRAPHIES

Steven M. Saferin
-----------------

     Mr. Saferin has been the President, Chief Executive Officer and a member of our Board of Directors since August 1997. Since January 1986, Mr. Saferin has been President and Chief Executive Officer of MDIP, which today is our wholly-owned subsidiary. In this capacity, Mr. Saferin has been primarily responsible for product development, marketing and sales. Mr. Saferin conceived and led MDIP's entry into the lottery industry and has since been the key employee in revising, refining and creating new products and marketing initiatives for us to offer to the lottery industry. Prior to founding MDIP, Mr. Saferin was Director of Program Acquisitions at ESPN from 1982 to 1986. He supervised a 16 person department in the areas of product acquisition and scheduling. From 1978 to 1982, Mr. Saferin was active in cable television franchising as a Vice President with both Viacom Communications and Warner Amex Cable. In those capacities, he supervised cable television franchising activities in dozens of major markets. Prior to entering business, Mr. Saferin was an Attorney-Advisor to the Cable Television Bureau of the Federal Communications Commission, as well as a member of the law department at Viacom International, Inc. Mr. Saferin received a B.A. in journalism from American University and received his J.D. after attending the Georgetown University and the University of Maryland Schools of Law.


Kenneth M. Przysiecki
---------------------

     Mr. Przysiecki has been our Chief Financial Officer, Secretary and a member of our Board of Directors since August 1997. Since August 1994, Mr. Przysiecki has been Chief Financial Officer of MDIP. Prior to joining MDIP, Mr. Przysiecki was involved in several business start-ups that required his financial planning, negotiating and systems implementation skills. He was a Senior Manager for Noreika, Rosenfeld and Hupp, a C.P.A. firm, from 1989 to 1992 and was employed as Vice President of Finance for Keeney Manufacturing Company, from 1976 until 1988. He received his C.P.A. while employed at Arthur Andersen & Co. from 1972 to 1976; and received his B.S. in Business Administration from American International College.

Robert J. Wussler
-----------------

     Mr. Wussler has been a member of our Board of Directors since August 1997. He has been Chairman of the Board of Directors of U.S. Digital Communications, Inc., a telecommunications company, since March 1997, and President and Chief Executive Officer of such company since June 1998. He has also been President and Chief Executive Officer of The Wussler Group, which owns several telecommunications ventures, since February 1992. From June 1995 to June 1998, Mr. Wussler served as President and Chief Executive Officer of Affiliate Enterprises, Inc., a privately held company which acts as the syndication branch of 51 media companies. Prior to his current activities he was the President and CEO of Comsat Video, the international satellite telecommunications company from 1990 to 1993. Mr. Wussler is one of the founders of CNN (Cable News Network) having founded the network when he was Senior Executive Vice President with Turner Broadcasting from 1980 to 1990. During his tenure with Turner Broadcasting, he was also President of the Atlanta Braves professional baseball team and the Atlanta Hawks professional basketball team. Prior to joining the Turner organization, Mr. Wussler was President of Columbia Broadcasting System
(CBS) Television, a position he attained from his start in the CBS mail room through being the President of CBS Television. Mr. Wussler is also an independent business consultant having directed such projects as the establishment of a French-Kuwaiti television network in 1993 and the acquisition of MetroMedia Enterprises. He was the founding Chairman of International TelCell which later became a part of MetroMedia International Group in 1993. Mr. Wussler also advised and guided the first African American professional basketball ownership group in the finance, purchase, management and resale of the Denver Nuggets franchise of the National Basketball Association. Mr. Wussler also serves on the Board of Directors of Beachport Entertainment Corp., The Translation Group, Ltd. and EdNet Inc.


S. David Fineman
----------------

     Mr. Fineman has been a member of our Board of Directors since November 1998. He is the managing attorney and founder of Fineman & Bach, P.C., a Philadelphia, PA law firm since 1986. Mr. Fineman represents a variety of clients, including governmental authorities and private clients dealing with the government. He has an active litigation practice and represents clients throughout the United States and Japan in both the Federal and State courts. Mr. Fineman presently serves as special counsel to the Philadelphia Parking Authority, the Secretary of Banking of the Commonwealth of Pennsylvania, and the Insurance Commissioner of the Commonwealth of Pennsylvania. In 1995, he was nominated by President Clinton and confirmed by the United States Senate to a nine-year term on the Board of Governors of the United States Postal Service, a nine member Board which directs and controls the expenditures, reviews practices and policies, and establishes basic objectives and long-range goals for the Postal Service. In 1994, Mr. Fineman was appointed to the Industry Policy Advisory Committee, a CEO-level committee which advises the Secretary of Commerce and the U.S. Trade Representative on international trade policy issues. Mr. Fineman received a B.A. from American University and received his J.D. from George Washington University Law School.

Todd P. Leavitt
---------------

     Mr. Leavitt has been a member of our Board of Directors since November 1998. He founded and has been Managing Director of Tulip Media Ltd.("Tulip Media") since May 1998. Tulip Media furnishes services in areas of feature film, television and video production and distribution as well as media consulting services to a variety of United States and international companies engaged in the entertainment industry. Prior to establishing Tulip Media, Mr. Leavitt served as Chairman of the Alliance Television Group, supervising all television production and distribution activities on behalf of Alliance Communications Corporation, from 1995 to May 1998. Previously, Mr. Leavitt was Executive Vice President of NBC Production Studios, the in-house production arm of the NBC Television Network, from 1990 to 1995. Prior to joining NBC, Mr. Leavitt had been Executive Vice President of Reeves Entertainment Group. Mr. Leavitt is a Phi Beta Kappa graduate of Kenyon College, Gambier, Ohio, and received a law degree from the New York University of Law.


Charles W. Kline
----------------

     Mr. Kline joined us Vice President of Sales and Marketing in February 1998. Prior to joining us, Mr. Kline was Executive Director of the Pennsylvania State Lottery, the nation's sixth largest lottery from 1992 to 1997. As Executive Director, Mr. Kline oversaw the entire $1.7 billion sales operation. During his five year tenure, Mr. Kline was credited with not only reversing a 3-year slide in sales, but also engineering and implementing a program that caused the lottery to undergo five consecutive years of sales growth. Prior to this post, Mr. Kline served in a variety of key positions in state government. Mr. Kline received a B.A. in Public Service and a Masters in Public Administration, both from the Pennsylvania State University.


Robert R. Kowalczyk
-------------------

     Mr. Kowalczyk joined us as Vice President and General Manager in November 1997. Prior to joining us from 1995 to 1997, Mr. Kowalczyk was Vice President and Management Supervisor of Yaffe and Company Advertising of Southfield, Michigan ("Yaffe"). At Yaffe, Mr. Kowalczyk supervised the $10 million advertising and promotions account and aided the product planning for the Michigan State Lottery. Mr. Kowalczyk also supervised the agency's business development and research functions, and participated in the account planning and management for clients including health care, financial services and various retail chains. Prior to his time in Michigan, Mr. Kowalczyk managed product planning and marketing, research and the $32 million advertising and promotional budgets for the Florida Lottery from 1991 to 1995. Under his direction, the lottery reversed a decline in sales growth in that category. Previous to that, Mr. Kowalczyk was the Marketing Director for the Ohio Lottery Commission from 1987 to 1991. He successfully expanded the entire lottery market by introducing instant scratch-off game marketing strategies that have been emulated by virtually every lottery in the years that followed. During his tenure, Ohio Lottery sales increased an average of 16% per year, instant ticket sales increased at 58% per year and profitability increased at the rate of 4% per year. Mr. Kowalczyk received his Associate Degree from Lorain County Community College and earned his Executive M.B.A. from the Weatherhead School of Management, Case Western Reserve University, Cleveland, Ohio.

     Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and our other equity securities . Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended May 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that a Form 3 was filed late by Todd P. Leavitt and Forms 4 were filed late by Steven M. Saferin, Kenneth M. Przysiecki, Charles W. Kline and Robert R. Kowalczyk.


ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended May 31, 1999 paid to Steven
M. Saferin, President and Chief Executive Officer and a director, Kenneth M. Przysiecki, Chief Financial Officer, Secretary and a director, Robert R. Kowalczyk, Vice President and General Manager and Charles W. Kline, Vice President of Sales and Marketing. No other executive officer received compensation exceeding $100,000 during the fiscal year ended May 31, 1999.


                                                  SUMMARY COMPENSATION TABLE
                                                  --------------------------

 NAME AND PRINCIPAL   FISCAL                                                LONG-TERM COMPENSATION
      POSITION         YEAR             ANNUAL COMPENSATION                         AWARDS

                                  SALARY            BONUS         OTHER ANNUAL    RESTRICTED    SECURITIES  LONG-TERM   ALL OTHER
                                                                 COMPENSATION      STOCK        UNDERLYING  INCENTIVE  COMPENSATION
                                                                 (1) AND (2)       AWARD(S)      OPTIONS/     PLAN         (3)
                                                                                                   SARS      PAYOUTS

------------------------------------------------------------------------------------------------------------------------------------

Steven Saferin,        1999       $300,000(4)         --         $(154,885)(5)       -              -           -         $5,029
President/CEO and      1998       $300,000(4)         --         $ 114,885           -              -           -         $3,654
Director



Kenneth M Przysiecki,  1999       $136,000          $4,000       $  29,084           -              -           -         $4,080
Chief Financial        1998       $102,000          $2,500       $  37,106           -              -           -         $3,030
Officer, Secretary
and Director



Robert R. Kowalczyk,   1999       $104,000          $2,300            --             -              -           -         $3,120
Vice President and     1998       $ 69,238            --              --             -              -           -         $1,200
General Manager



Charles W. Kline,      1999       $108,000          $2,000            --             -              -           -         $  540
Vice President of      1998       $ 29,077            --              --             -              -           -            --
Sales and Marketing


(1) Represents revenue-based commissions accrued pursuant to employment agreements. As of May 31, 1999, $147,762 of accrued commissions were owed to Mr. Saferin and $5,918 of accrued commissions were owed to Mr. Przysiecki.

(2) Excludes prerequisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which, in the aggregate, did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

(3)     Represents amounts contributed pursuant to our 401(k) Savings Plan.

(4) Excludes amounts paid to Mr. Saferin's mother and the company owned by his spouse. Such amounts aggregated $110,000 in fiscal 1999 and $110,000 in fiscal 1998.

(5) Such amount reflects a reduction of commissions owed to Mr. Saferin that he has relinquished.


                                  OPTIONS TABLE

                       Options Granted in Last Fiscal Year

                                Individual Grants

                          Number of Securities      % of Total Options
                           Underlying Options       Granted to Employees      Exercise or Base        Expiration
      Name                       Granted                 in Fiscal Year           Price($/Sh)              Date
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Steven M. Saferin              225,000(1)                61.2%                   0.33                 11/18/08

Kenneth M. Przysiecki           30,000(2)                 8.2%                   0.33                 11/18/08

Robert Kowalczyk                30,000(3)                 8.2%                   0.33                 11/18/08

Charles W. Kline                20,000(4)                 5.4%                   0.33                 11/18/08


(1) Options to purchase 75,000 shares of Common Stock vest and are exercisable commencing November 18, 1999 and an additional 75,000 shares of Common Stock vest and are exercisable on each November 18, 2000 and November 18, 2001.

(2) Options to purchase 10,000 shares of Common Stock vest and are exercisable commencing November 18, 1999 and an additional 10,000 shares of Common Stock vest and are exercisable on each November 18, 2000 and November 18, 2001.

(3) Options to purchase 10,000 shares of Common Stock vest and are exercisable commencing November 18, 1999 and an additional 10,000 shares of Common Stock vest and are exercisable on each November 18, 2000 and November 18, 2001.

(4) Options to purchase 6,666 shares of Common Stock vest and are exercisable commencing November 18, 1999 and an additional 6,667 shares of Common Stock vest and are exercisable on each November 18, 2000 and November 18, 2001.


DIRECTOR COMPENSATION

     Upon election or appointment to the Board of Directors, non-employee directors are granted non-qualified options to purchase 150,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant. In September 1998, Mr. Wussler received stock options outside of the Plan (defined below) for 300,000 shares of Common Stock at an exercise price of $0.37 per share as compensation for his services as one of our outside directors. Messrs. Leavitt and Fineman each received stock options pursuant to the Plan (defined below) for 150,000 shares of Common Stock at an exercise price of $0.33 per share as compensation for their services as outside directors.

OPTION AND AWARD PLAN

     On September 22, 1998, our Board of Directors adopted our 1998 Stock Option and Award Plan (the "Plan") The stockholders approved the Plan on February 9, 1999. The Plan provides for the grant of stock awards and options for up to 800,000 shares of Common Stock to those employees, officers, directors, consultants or other individuals or entities eligible under the Plan (as defined) to receive stock awards or options (each, a "Plan Participant"). Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees. Stock awards consist of the sale or transfer by us to a Plan Participant of one or more shares of Common Stock which, unless otherwise determined by the Board of Directors or committee administering the Plan, are subject to transfer restrictions and our right to repurchase if certain conditions specified in the award are not satisfied prior to the end of a restriction period. The plan provides for automatic grants of non-qualified stock options to purchase 150,000 shares of Common Stock to each non-employee director upon his election or appointment to the Board of Directors at the fair market value of the Common Stock on the date of the grant. Such options vest in equal installments over three years. No Plan Participant may receive more than an aggregate of 250,000 shares of Common Stock by grant of options and/or stock awards during the term of the Plan.

     The Plan is administered by the Board of Directors or a committee thereof (the "Plan Administrator), which determines, among other things, those individuals who receive options or awards, the time period during which the options may be partially or fully exercised, the terms of the restrictions, if any, on awards, the number of shares of Common Stock issued as an award or issuable upon the exercise of each option and the option exercise price and the award and repurchase prices.

     The exercise price per share of Common Stock subject to an incentive option may not be less than the fair market value per share of Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option may be established by the Plan Administrator. The aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all our classes of stock (a "10% Stockholder") shall be eligible to receive any incentive stock options under the Plans, unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

     No stock option may be transferred by a Plan Participant other than by will or the laws of descent and distribution, and, during the lifetime of a Plan

Participant, the option will be exercisable only by the Plan Participant. In the event of termination of employment other than by death or disability, the Plan Participant will have no more than three months after such termination during which the Plan Participant shall be entitled to exercise the option, unless otherwise determined by the Plan Administrator. Upon termination of employment of a Plan Participant by reason of death or permanent disability, such Plan Participant's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination.

     Options under the Plan must be issued within 10 years from the Plan's effective date which is September 22, 1998. Incentive stock options granted under the Plan, cannot be exercised more than 10 years from the date of grant. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to us of shares of Common Stock having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, a Plan Participant may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of such Plan Participant's stock options with no investment.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the Plan.

     As of August 23, 1999, we have issued options to purchase 667,500 shares of Common Stock under the Plan, which includes grants to (1) the Chief Executive Officer and President for options to purchase 225,000 shares of Common Stock,
(2) other executive officers for options to purchase 80,000 shares of Common Stock, (3) employees for options to purchase 62,500 shares of Common Stock and
(4) two outside directors for options to purchase a total of 300,000 shares of Common Stock. As of such date, options to purchase 300,000 shares of Common Stock have been issued outside of the Plan. None of the options granted have been exercised.


401(k) SAVINGS PLAN

     In fiscal 1996, we adopted a 401(k) savings plan whereby participants can elect to defer up to a specified maximum of their compensation and we will match their contribution up to 3% of the employee's base salary. In fiscal 1999 and 1998, we contributed $14,687 and $9,429 to the plan, respectively.


EMPLOYMENT AGREEMENTS

Steven M. Saferin

     MDIP has entered into an employment agreement with Mr. Saferin, guaranteed by us, which expires on the later of August 8, 2002 or three years from the date we first file a registration statement with the SEC registering all of the shares of common or preferred stock owned by Mr. Saferin, and our shares are being traded on the New York Stock Exchange, the American Stock Exchange or the

NASDAQ Stock Market. See "Description of Business-Risk Factors-The loss of the services of Steven M. Saferin could harm our business." Pursuant to his employment agreement, Mr. Saferin receives an annual base salary of $300,000, which may be increased each year in an amount between 5% and 10% of the salary of the immediately preceding year. In addition, Mr. Saferin is entitled to a bonus equal to 2% of the gross revenues, up to a maximum amount of $335,000 over the term of the agreement. The employment agreement is terminable by MDIP for "good cause" and by Mr. Saferin for "good reason" upon the occurrence of certain events. In the event that MDIP terminates Mr. Saferin's employment without "good cause" or Mr. Saferin resigns for "good reason," MDIP shall pay an amount equal to the present value sum of the salary fixed at the salary rate on the date of termination or resignation which Mr. Saferin would have received through August 7, 2002 had his employment not been terminated. The agreement does not contain any terms regarding non-competition after the termination of Mr. Saferin's employment.


Kenneth M. Przysiecki

     MDIP and Mr.Saferin have entered into an employment agreement with Mr. Przysiecki, as amended, on a year to year basis starting from October 1 of each year. Pursuant to his employment agreement, Mr. Przysiecki receives an annual base salary of $136,000. Mr. Przysiecki is entitled to a bonus equal to 0.5% of all trade revenue. Mr. Przysiecki's employment may be terminated by him or MDIP at any time upon sixty days' prior written notice. However, if employment is terminated by MDIP upon notice, or because of Mr. Przysiecki's death or disability, Mr. Przysiecki is entitled to severance pay equal to one year of his current base salary. The employment agreement provides that Mr. Przysiecki will not compete with MDIP in North America for eighteen months after the termination of his employment. A state court, however, may determine not to enforce such non-compete clause as against public policy.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

     The following table sets forth information known to us, as of August 23, 1999, regarding the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors and the Named Executive Officers, as defined in Item 6, and (iii) all directors and executive officers of as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.

                                         NUMBER OF SHARES           PERCENT
NAME OF BENEFICIAL OWNER (1)             BENEFICIALLY OWNED         OF CLASS (2)
----------------------------             ------------------         ------------

Steven M. Saferin                           4,366,124                56.1%
International Capital Partners, LLC         2,027,000(3)             20.7%
Agostino T. Galluzzo                          433,876                 5.6%
Robert J. Wussler                             300,000(4)              3.7%
Kenneth J. Przysiecki                         231,400(5)              3.0%
Charles Kline                                   1,725                 0%
Robert R. Kowalczyk                                 0                 0%
Todd P. Leavitt                                     0                 0%
S. David Fineman                                    0                 0%
All directors and executive
officers as a group (7 persons)             4,899,249                60.6%


(1) The address for Messrs. Saferin, Galluzzo, Wussler, Przysiecki, Kline, Kowalczyk, Leavitt and Fineman is c/o MDI Entertainment, Inc., 201 Ann Street, Hartford, Connecticut 06103. The address for International Capital Partners, LLC is c/o Foley, Hoag & Eliot, LLP, One Post Office Square, Boston, MA 02109.

(2) Shares of Common Stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of Common Stock are exercisable or convertible within 60 days of the date of this Form 10-KSB.

(3) Includes 2,027,000 shares of Common Stock receivable upon conversion of 2,027 shares of Series A Preferred Stock.

(4) Includes 300,000 shares of Common Stock which are subject to currently exercisable stock options.

(5) Includes 1,400 shares owned by adult son as to which Mr. Przysiecki disclaims beneficial ownership.



         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Many of the following transactions occurred before, or as a result of, the reverse mergers of MDIP and MDIM with and into us in August 1997.

     Since August 1994, our subsidiary, MDIP, has retained 1010 Productions, Inc. ("1010") to consult in the areas of trade show activities, software development, systems design, purchasing and product fulfillment. The president and sole shareholder of 1010 is Linda Kesterson Saferin, spouse of Steven M. Saferin, and former employee, officer and director of MDIP. 1010 is currently paid $8,167 per month plus expenses and is retained until February 1, 2000 pursuant to its current consulting agreement with us.

     MDIT, a company of which MDIP owns 66.7%, and MDIM, a company of which Mr. Saferin previously owned 91%, have paid MDIP an aggregate management fee of $10,200 in fiscal 1999 and $198,000 in fiscal 1998, to operate the Texas and Missouri lottery programs. MDIT and MDIM have both been collapsed into MDIP now that the Texas and Missouri lottery contracts have ended.

     MDIT incurred a commission expense of $0 for fiscal 1999 and $10,663 in fiscal 1998, respectively, to Steven M. Saferin in connection with the Texas lottery.

     As a result of the reverse mergers of MDIP and MDIM with and into us in August 1997, we executed a promissory note to Agostino T. Galluzzo in the amount of $27,000. The note has an annual interest rate of 10% (which started on December 7, 1997) and will be paid in thirty-six equal monthly installments (beginning September 1998). Mr. Galluzzo was a minority stockholder of MDIP and MDIM. In addition, Mr. Galluzzo received 433,876 shares of our Common Stock in such mergers.

     On June 1, 1998, Steven M. Saferin guaranteed our $500,000 performance bond provided to the Wisconsin lottery.

     On September 23, 1998, Steven M. Saferin guaranteed our $130,000 performance bond provided to the Louisiana lottery.

     Fineman & Bach, P.C., a Philadelphia PA law firm that S. David Fineman, Director is associated with, from time to time does legal work for us.

  ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.


  EXHIBIT NO.     DESCRIPTION

3.1 Certificate of Incorporation of MDI Entertainment, Inc. (f/k/a Puff Process Inc.) dated December 29, 1994, as amended.(2)
3.2 Certificate of Amendment to the Certificate of Incorporation of MDI Entertainment, Inc. dated February 28, 1999.(3)
3.3     Amended and Restated By-Laws of MDI Entertainment, Inc. dated April
        27, 1999.(5)
3.4 Certificate of Designations, Preferences and Rights of Series A Preferred Stock, dated August 4, 1999.(4)
4.1 Registration Rights Agreement dated August 8, 1997, between MDI Entertainment Inc., Steven M. Saferin and Agostino T. Galluzzo.(1)
4.2     1998 Stock Option and Award Plan, dated September 22, 1998.(1)
4.3     Registration Statement dated August 4, 1999 between MDI
        Entertainment, Inc. and International Capital Partners, LLC.(4)
4.4     Stock Purchase Agreement dated August 4, 1999 between MDI
        Entertainment, Inc. and International Capital Partners, LLC.(4)
10.1    Second Amended and Restated Employment Agreement dated August 8,
        1997, as amended, between Media Drop-In Productions, Inc. and Steven M. Saferin.(1)
10.2    Employment Agreement dated April 30, 1996, as amended, between
        Media Drop-In Productions, Inc., Kenneth Przysiecki and Steven M. Saferin.(1)
10.3    First Amended and Restated Consulting Agreement dated August 8,
        1997, between Media Drop-In Productions, Inc. and 1010 Productions, Inc.(1)
10.4 Lease dated June 1992, as amended, between Ann Street Limited Partnership by Tunxis Management Co., II, and Media Drop-In Productions, Inc.(1)
10.5 Amended Lease Agreement between KWK IV, LLC. and Media Drop-In Productions,Inc. dated March 25, 1999.(5)
10.6    Agreement and Plan of Reorganization dated August 8, 1997, between
        MDI Entertainment, Inc., MDI-Connecticut, Inc., MDI-Missouri, Inc. (DE), Media Drop-In Productions, Inc., MDI-Missouri, Inc. (MO), Steven M. Saferin and Agostino T. Galluzzo.(2)
10.7 Commission Agreement dated December 20, 1994, between Media Drop-In Productions, Inc. and Stamford Media Group, LLC.(2)
10.8    Letter of Intent dated July 31, 1998, between MDI Entertainment,
        Inc., Fancaster, Inc. and Craig Krueger.(2)
11.1    Statement Regarding Computation of Per Share Earnings (included in
        Note 1 of the "Notes to Consolidated Financial Statements").(5)
21.1    Subsidiaries of MDI Entertainment, Inc.(5)
27.1    Financial Data Schedule.(5)

        --------------------------

(1) Incorporated by reference from the Company's Form 10-SB, filed September 28, 1998.
(2) Incorporated by reference from the Company's Amendment No. 1 to the Form 10-SB, filed February 1, 1999.
(3) Incorporated by reference from the Company's Form 10-QSB for the period ended February 28, 1999.
(4)     Incorporated by reference from the Company's Form 8-K filed August
        12, 1999.
(5)     Filed herewith.

                                 SIGNATURE PAGE

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MDI ENTERTAINMENT, INC.

 SIGNATURE                   TITLE                                            DATE
/s/Steven M. Saferin         President, Chief Executive Officer and           August 23,1999
                             Director

                  In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                                      DATE
     ---------                            -----                                      ----
/s/Steven M. Saferin         President, Chief Executive Officer               August 23, 1999
--------------------         and Director
                                (Principal Executive Officer)

/s/Kenneth M. Przysiecki     Chief Financial Officer, Secretary               August 23, 1999
------------------------     and Director
                                (Principal Financial Officer)

/s/Robert J. Wussler         Director                                         August 23, 1999
---------------------

/s/Todd P. Leavitt           Director                                         August 23, 1999
-------------------

/s/S. David Fineman          Director                                         August 23, 1999
--------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


     F-3   Report of Independent Public Accountants

     F-4   Consolidated Balance Sheets

     F-6   Consolidated Statements of Operations

     F-7   Consolidated Statement of Shareholder's Deficit

     F-8   Consolidated Statement of Cash Flows

     F-9   Notes to Consolidated Financial Statements

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

                    ----------------------------------------

            (FORMERLY MEDIA DROP-IN PRODUCTIONS, INC. AND AFFILIATES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           AS OF MAY 31, 1999 AND 1998

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of MDI Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of MDI Entertainment, Inc. and subsidiaries (formerly Media Drop-In Productions, Inc. and Affiliates) as of May 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDI Entertainment, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Hartford, Connecticut
July 19, 1999, except for Note 11,
  as to which the date is August 4, 1999

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

                    ----------------------------------------

            (FORMERLY MEDIA DROP-IN PRODUCTIONS, INC. AND AFFILIATES)

                           CONSOLIDATED BALANCE SHEETS

                           AS OF MAY 31, 1999 AND 1998




                                     ASSETS
                                     ------

                                                          1999            1998
                                                          ----            ----

CURRENT ASSETS:

  Cash                                               $  340,350      $  960,398
  Accounts receivable                                   817,614         317,598
  Inventories                                            57,596         417,651
  Other current assets                                   58,253          30,203
                                                    -----------      ----------
      Total current assets                            1,273,813       1,725,850
                                                    -----------      ----------

PROPERTY AND EQUIPMENT, at cost:
  Equipment                                             354,890         330,052
  Furniture and fixtures                                101,737         100,571
                                                    -----------      ----------
                                                        456,627         430,623
  Less:  Accumulated depreciation                      (350,605)       (322,771)
                                                    -----------      ----------
                                                        106,022         107,852
                                                    -----------      ----------

OTHER ASSETS:
  Licensing costs (Note 2)                              189,488         213,077
  Other (Note 1 and 11)                                 260,039          52,643
                                                    -----------      ----------
      Total other assets                                449,527         265,720
                                                    -----------      ----------
                                                     $1,829,362      $2,099,422
                                                    ===========      ==========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

                    ----------------------------------------

            (FORMERLY MEDIA DROP-IN PRODUCTIONS, INC. AND AFFILIATES)

                           CONSOLIDATED BALANCE SHEETS

                           AS OF MAY 31, 1999 AND 1998






                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

                                                          1999            1998
                                                          ----            ----
CURRENT LIABILITIES:
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 1)      $ 1,695,886     $      -
  Deferred revenue (Note 1)                             268,405       2,906,047
  Current portion of long-term debt (Note 3)            365,911         123,754
  Accounts payable                                      364,909         346,491
  Accrued expenses (Note 7)                             313,550       1,170,165
  Income taxes payable                                   55,729            -
                                                    -----------      ----------
          Total current liabilities                   3,064,390       4,546,457


LONG-TERM DEBT, less current portion
  above (Note 3)                                        229,702         177,000


MINORITY INTEREST                                        34,927          35,268
                                                    -----------      ----------
          Total liabilities                           3,329,019       4,758,725
                                                    -----------      ----------


COMMITMENTS AND CONTINGENCIES (Notes 1, 5, 6 and 11)

SHAREHOLDERS' DEFICIT:
  Common stock                                            7,777           7,777
  Additional paid-in capital                            348,348         348,348
  Accumulated deficit                                (1,855,782)     (3,015,428)
                                                    -----------      ----------
          Total shareholders' deficit                (1,499,657)     (2,659,303)
                                                    -----------      ----------
                                                    $ 1,829,362     $ 2,099,422
                                                    ===========      ==========





                     The accompanying notes are an integral
                part of these consolidated financial statements.



                              MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

                              ----------------------------------------

                      (FORMERLY MEDIA DROP-IN PRODUCTIONS, INC. AND AFFILIATES)

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THE YEARS ENDED MAY 31, 1999 AND 1998



                                               1999      %               1998       %
                                               ----      -               ----       -
REVENUES                                  $ 7,204,712   100.0       $ 1,984,840     100.0

COST OF REVENUES                            3,812,169    52.9         2,313,831     116.6
                                          -----------    ----       -----------    ------
      Gross profit (loss)                   3,392,543    47.1          (328,991)    (16.6)

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  2,158,849    30.0         1,797,631      90.6
                                          -----------    ----       -----------    ------
      Operating profit (loss)               1,233,694    17.1        (2,126,622)   (107.2)

INTEREST EXPENSE, net                           7,713     0.1            14,927       0.7

OTHER EXPENSE                                  10,976     0.1            12,405       0.6

MINORITY INTEREST                                (341)    --            (31,936)     (1.6)
                                          -----------    ----       -----------    ------
      Income (loss) before (provision)
        benefit for income taxes            1,215,346    16.9        (2,122,018)   (106.9)

(PROVISION) BENEFIT FOR INCOME TAXES          (55,700)   (0.8)            3,125       0.2
                                          -----------    ----       -----------    ------
      Net income (loss)                   $ 1,159,646    16.1       $(2,118,893)   (106.7)
                                          ===========    ====       ===========    ======

Basic Earnings (Loss) Per Common
  Share (Note 1)                          $       .15               $      (.37)
                                          ===========               ===========

Diluted Earnings (Loss) Per Common
  Share (Note 1)                          $       .14               $      (.37)
                                          ===========               ===========





                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                                  MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                  ----------------------------------------

                                           (FORMERLY MEDIA DROP-IN PRODUCTIONS, INC. AND AFFILIATES)

                                              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT

                                                  FOR THE YEARS ENDED MAY 31, 1999 AND 1998



                                                      Common Stock
                                 ------------------------------------------------------
                                               Par**      Par***     Par                    Additional
                                     *        Value      Value      Value      Treasury      Paid-In      Accumulated
                                   Shares     $.01        $1        $.001       Stock        Capital        Deficit         Total
                                   ------     ----        --        -----       -----        -------       ---------        -----

BALANCE, May 31, 1997               3,073     $ 10     $ 2,000     $  -      $(81,988)    $     90     $  (511,847)    $  (591,735)

Redemption of old shares           (3,073)     (10)     (2,000)       -        81,988          (90)        (79,888)           -
Issuance new shares             7,300,000       -          -        7,300        -           8,624        (304,800)       (288,876)
Proceeds from sale of
  common stock                    476,500       -          -          477        -         339,724            -           340,201
Net loss                             -          -          -          -          -            -         (2,118,893)     (2,118,893)
                               ----------     ----     -------     ------    --------     ---------     -----------     -----------
BALANCE, May 31, 1998           7,776,500       -          -        7,777        -         348,348      (3,015,428)     (2,659,303)

Net income                           -          -          -          -          -            -          1,159,646       1,159,646
                               ----------     ----     -------     ------    --------     ---------     -----------     -----------
BALANCE, May 31, 1999           7,776,500     $ -      $   -       $7,777    $   -        $348,348     $(1,855,782)    $(1,499,657)
                               ==========     ====     =======     ======    ========     =========     ===========     ===========


  * - 25,000,000 shares authorized
 ** - 10,000 shares authorized, 1,073 shares issued and outstanding *** - 100,000 shares authorized, 2,000 shares issued and outstanding




                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

                    ----------------------------------------

            (FORMERLY MEDIA DROP-IN PRODUCTIONS, INC. AND AFFILIATES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998



                                                         1999           1998
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 1,159,646     $(2,118,893)
  Adjustments to reconcile net income (loss)
    to net cash (used for) provided by operating
    activities:
      Minority interest                                    (341)        (31,936)
      Depreciation and amortization                     140,412         283,792
      Loss on disposal of assets                         10,976             -
      Change in assets and liabilities:
        Increase in accounts receivable                (500,016)       (117,023)
        Decrease (increase) in inventories              360,055        (284,677)
        Increase in licensing costs                     (80,339)       (249,064)
        Increase in other assets                       (235,446)        (25,175)
        Increase (decrease) in accounts payable          18,418        (174,815)
        (Decrease) increase in accrued expenses        (256,615)        540,031
        Increase (decrease) in taxes payable             55,729         (44,321)
        (Decrease) increase in deferred revenue      (2,637,642)      2,906,047
        Increase in billings in excess of costs
          and estimated earnings on uncompleted
          contracts                                   1,695,886             -
                                                    -----------      ----------
      Net cash (used for) provided by operating
        activities                                     (269,277)        683,966
                                                    ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net               (45,630)        (27,041)
                                                    -----------      ----------
      Net cash used for investing activities            (45,630)        (27,041)
                                                    -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                    (305,141)       (344,918)
  Borrowings from long-term debt                           -            350,000
  Repayments of borrowings from stockholder                -           (110,000)
  Borrowings from stockholder                              -             60,000
  Proceeds from sale of stock                              -            340,201
                                                    -----------      ----------
      Net cash provided by financing activities        (305,141)        295,283
                                                    -----------      ----------

NET (DECREASE) INCREASE IN CASH                        (620,048)        952,208

CASH, beginning of the year                             960,398           8,190
                                                    -----------      ----------
CASH, end of the year                               $   340,350      $  960,398
                                                    ===========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for
    Interest                                        $    34,237     $    48,734
    Income taxes                                    $     2,319     $     1,317
  Non-cash items:
    Conversion of accrued expense to note payable   $   600,000     $      -
    Reduction of loan to officer due to
      note payable and commissions owed to him      $      -        $   456,023
    Issuance of note in connection with exchange
      transaction                                   $      -        $   300,000
    Reduction of accrued expenses used to offset
      loan to officer                               $      -        $   183,023



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

                    ----------------------------------------

            (FORMERLY MEDIA DROP-IN PRODUCTIONS, INC. AND AFFILIATES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 1999 AND 1998




1.   Summary of Significant Accounting Policies:
     -------------------------------------------

     Organization -
     --------------

     MDI Entertainment, Inc. (the "Company") is a Delaware corporation incorporated on December 29, 1994 under the name Puff Process, Inc. In August 1997, the Company purchased 100% of the shares of Media Drop-In Productions, Inc., a Delaware corporation (Media Drop-In Productions, Inc. has a 66.7% owned subsidiary, MDI-Texas, Inc.,) and MDI-Missouri, Inc., a Missouri corporation (herein collectively referred to as "MDI"), in exchange for 4,800,000 shares of the Company's common stock and notes payable to the shareholders of MDI for an aggregate of $300,000. In connection with this acquisition, the name of the Company was changed to MDI Entertainment, Inc.

     All intercompany transactions have been eliminated in the accompanying financial statements. Since the Company had minimal assets, liabilities and no business activities prior to its acquisition of MDI, this transaction was accounted for as a "reverse merger," with MDI as the successor corporation. Therefore, these financial statements reflect the historical cost basis of MDI.

     MDI's principal activity has been the development and sale of entertainment based promotions to North American lotteries. MDI is positioned to create a wide variety of additional entertainment promotions. MDI has established itself as a source for the creation, supply and administration of entertainment based lottery promotions.

     In 1996, MDI created its Licensed and Patented Games division ("LPG"). MDI capitalized on current trends in the lottery industry to base some instant games on pre-existing games of chance and well known brands and logos. MDI has acquired the rights to several well known entertainment properties to license as lottery theme games and promotions. Included among the properties already licensed are "Star Trek," "Wheel of Fortune," "Jeopardy," "Twilight Zone," "Rock and Roll Hall of Fame and Museum" and "Harley-Davidson."

     Inventories -
     -------------

     Inventories represent merchandise used in the Company's fulfillment operations. The inventory is stated at the lower of cost or market using the first-in, first-out method.

     Property and equipment -
     ------------------------

     Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

     Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. Furniture and fixtures are depreciated over seven years and office equipment is depreciated over five years.

     Long-lived assets -
     -------------------

     The Company reviews its capitalized marketing costs quarterly to determine if an impairment has occurred. The Company recognizes that an impairment has occurred when the proposed lottery promotion is not expected to result in a contract with positive cash flow.

     Other assets -
     --------------

     Other assets are primarily comprised of prepaid financing costs related to the convertible preferred stock offering (Note 11).

     Revenue and cost recognition -
     ------------------------------

     Revenue is derived from various lottery game contracts (mainly with states) between MDI and the lotteries. MDI has agreed to provide second chance prize packages consisting of grand prizes and various merchandise prizes. MDI also provides marketing support related to each of the games and obtains the appropriate licenses for the right to use these properties. Many of the lottery contracts require the lotteries to pay MDI upon signing of the contract; therefore, MDI defers this revenue and recognizes the revenue based on the terms of the applicable game.

     Revenues from the lottery game contracts that are greater than one year are recognized on the percentage-of-completion method, determined by the percentage of costs incurred to date to estimated total costs on a specific contract basis. This method is utilized as management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of May 31, 1999, no losses were expected from existing contracts.

     The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

     As of May 31, 1999, billings in excess of costs and estimated earnings on uncompleted contracts was as follows:

                                                                        Billings in Excess of
                                                                         Estimated Earnings
                                            Billings      Revenue   (Cost in Excess of Billings)
     Lottery            Game                to Date       Earned      on Uncompleted Contracts
     -------            ----                -------       ------      ------------------------
     Wisconsin     Wheel of Fortune       $  510,000   $  303,920          $  206,080
     Wisconsin     Star Trek                 475,000      242,312             232,688
     Wisconsin     Holiday Harley            525,688      441,700              83,988
     Wisconsin     Harley Davidson         1,276,100    1,105,370             170,730
     Wisconsin     Pepsi                   1,012,215      608,498             403,717
     Virginia      Star Trek                 310,500      239,273              71,227
     Virginia      Harley Davidson           400,014      157,148             242,866
     Louisiana     Harley Davidson           129,847       84,262              45,585
     Arizona       Star Trek                 130,250      104,960              25,290
     New Hampshire Harley Davidson           128,250        9,446             118,804
     Rhode Island  Harley Davidson           126,000       26,346              99,654
     Iowa          Louisville Slugger         63,672       14,136              49,536
     Australia     Instant Entertainment
                           Connection            -            -               (54,279)
                                          ----------   ----------          ----------
                       Total              $5,087,536   $3,337,371          $1,695,886
                                          ==========   ==========          ==========

     Earnings (loss) per share -
     ---------------------------

     Basic earnings (loss) per common share are based on the average number of common shares outstanding during the year. Diluted earnings (loss) per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options using the treasury method. The number of shares used in the earnings (loss) per common share and earnings (loss) per dilutive share and warrants computation for 1999 and 1998 was as follows:

                                                   1999           1998
                                                   ----           ----
     Basic
       Average common shares outstanding         7,776,500     5,791,351

     Dilutive
       Dilutive effect of options and warrants     528,078         -
                                                 ---------     ---------
       Average dilutive common shares
       outstanding                               8,304,578     5,791,351
                                                 =========     =========

     Recent accounting pronouncements -
     ----------------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required beginning with the first quarter of fiscal 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

     In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." Adoption of SFAS No. 133 has been deferred to fiscal years beginning after June 15, 2000.

     Use of estimates in preparation of financial statements -
     ---------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Reclassifications -
     -------------------

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

2.   Licensing Costs:
     ----------------

     The Company capitalizes costs associated with obtaining the exclusive right to use and to sublicense the use of licensed properties, as defined in the license agreements. These costs are amortized over the life of the license.

     At May 31, 1999, the following costs have been capitalized:

                                     Capitalized    Accumulated       Net
                                        Costs      Amortization      Asset
                                        -----      ------------      -----

     Wheel of Fortune License        $ 10,000       $  7,848       $  2,152
     Star Trek License                 85,000         40,000         45,000
     Rock & Roll Hall of Fame
       License                         10,000           -            10,000
     Patented Games                    83,135         68,637         14,498
     Harley Davidson License          100,000         53,673         46,327
     Louisville Slugger License        20,000          4,012         15,988
     Time Square 2000 License          10,000           -            10,000
     Harley Davidson Commercial        48,666         15,643         33,023
     Heroes of Space License           10,000           -            10,000
     Hummer/Humvee License              2,500           -             2,500
                                     --------       --------       --------
                                     $379,301       $189,813       $189,488
                                     ========       ========       ========

     At May 31, 1998, the following costs have been capitalized:

                                     Capitalized    Accumulated       Net
                                        Costs      Amortization      Asset
                                        -----      ------------      -----

       Australia Lottery             $ 56,377       $ 35,500       $ 20,877
       Patented Games                  83,085         55,390         27,695
       Star Trek License               85,000         25,654         59,346
       Rock & Roll Hall of
         Fame License                  10,000           -            10,000
       Harley Davidson License        100,000          4,841         95,159
                                     --------       --------       --------
                                     $334,462       $121,385       $213,077
                                     ========       ========       ========


3.   Notes Payable:
     --------------

     Notes payable consists of the following:

                                                      1999           1998
                                                      ----           ----

       Promissory note payable bearing interest
         at a rate of 3% above prime
         rate; principal and interest of $27,895
         payable monthly through
         December 15, 2000 (Note 7).              $ 485,363     $     -

       Term note payable bearing no interest;
         principal of $5,000 payable monthly
         through December 1, 2000.                   90,000        150,000

       Promissory note payable bearing interest
         at 10%; principal of $750 payable
         monthly through August 2002.                20,250         27,000

       Term note payable bearing no interest;
         principal of $16,666 payable monthly
         through November 30, 1998.                     -          100,000

       Term notes payable bearing interest at
         20%; principal and interest of
         $12,199 payable monthly through
         December 15, 1997, however payment
         terms were extended to July 16, 1998.         -            23,754
                                                  ---------      ---------
                                                    595,613        300,754

       Less - current maturities                   (365,911)      (123,754)
                                                  ---------      ---------
                                                  $ 229,702      $ 177,000
                                                  =========      =========

     Repayments of long-term debt for each of the next 5 years and thereafter are as follows:

             Year Ending
               May 31,

                2000 .........................$365,911
                2001 ......................... 227,452
                2002 .........................   2,250
                                              --------
                                              $595,613
                                              ========

     The notes payable are secured by liens on substantially all of the Company's assets.

4.   Stock Option and Award Plan:
     ----------------------------

     On September 22, 1998, the Board of Directors approved the 1998 Stock Option and Award Plan (the Plan) which provides for up to 800,000 incentive and nonqualified common stock options. Options granted under the Plan to directors, selected employees, officers, agents, consultants, and independent contractors of the Company are exercisable for a period determined by the Company, but in no event longer than ten years from date of grant, subject to certain conditions.

     During fiscal 1999, the Company awarded stock options for 300,000 shares with an exercise price of $.37 outside the Plan. These options are exercisable for five years from date of grant, subject to certain conditions.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, (Accounting for Stock-Based Compensation) (SFAS 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123.

     The Company has computed the pro forma disclosures required under SFAS 123 for options granted as of May 31, 1999 using the Black-Scholes option pricing model as prescribed by SFAS 123. For purposes of this calculation, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

           Risk free interest rate ....................5.10% - 5.62%
           Expected dividend yield ....................     0%
           Expected lives .............................5 - 10 years
           Expected volatility ........................    119%
           Fair value .................................$0.28 - $0.32

     In addition, the Company issued warrants to purchase 30,000 shares of Common Stock at an exercise price of $0.28 for services provided by third parties. The estimated fair market value of the warrants was not material.

     Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro forma net income would have been as follows:

                                                            1999
                                                            ----
         Net income:
           As reported .................................$1,159,646
           Pro forma ................................... 1,066,346

         Basic earnings per common shares:
           As reported .................................$      .15
           Pro forma ...................................       .14

         Diluted earnings per common shares:
           As reported .................................$      .14
           Pro forma ...................................       .13


     The pro-forma information is not indicative of future years.

     The following table summarizes both stock option activities under and outside the Plan during the year ended May 31, 1999.

                                                            Weighted Average
                                              Shares         Exercise Price
                                              ------         --------------

     Outstanding, May 31, 1998                   -              $  -

       Granted                                967,500           $0.34
       Exercised                                 -                 -
       Cancelled                                 -                 -
                                              -------           -----
     Outstanding, May 31, 1999                967,500           $0.34
                                              =======           =====
     Options exercisable at May 31, 1999      300,000           $0.37
                                              =======           =====
     Weighted average fair value options
       granted during the year                967,500           $ .34
                                              =======           =====

     The following table summarizes information about stock options at May 31, 1999:

                                    Weighted
                                     Average                      Weighted
                                    Remaining                      Average
       Exercise      Number        Contractual       Number       Exercise
         Price     Outstanding        Life         Exercisable      Price
         -----     -----------    ------------     -----------      -----

        $0.37       300,000         5 years          300,000       $0.37
         0.33       667,500        10 years             -           0.33

5.   Income Taxes:
     -------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes" which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and its tax return. SFAS No.109 provides for recognition of a deferred tax asset for all future deductible temporary differences that, more likely than not, will provide the Company a future benefit. As of May 31, 1999 and 1998, MDI had a deferred tax asset of approximately $1,780,000 and $2,515,000, respectively, primarily as a result of net operating loss carryforwards. MDI has established a valuation allowance for the full amount of this deferred tax asset.

     MDI has net operating loss carryforwards amounting to approximately $4,367,000 and $5,561,000 at May 31, 1999 and 1998. These carryforwards expire beginning in 2006. Useage of the NOL's is limited in the event certain ownership changes occur.

     The tax expense recorded by the Company for the years ended May 31, 1999 and 1998 was primarily minimum state income taxes.

6.   Commitments:
     ------------

     The Company leases office equipment, office space and vehicles under long-term leases which expire during the next one to four years. Rent expense totaled $61,415 and $70,976 in 1999 and 1998, respectively. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 1999:


            2000 .......................$ 75,879
            2001 .......................  71,434
            2002 .......................  74,023
            2003 .......................  70,660
                                        --------
                                        $291,996
                                        ========


     MDI has agreed to provide the Wisconsin Lottery (the Lottery) a performance bond acceptable to the Lottery in the amount of $500,000. The Company has also provided a $130,000 performance bond to the Louisiana Lottery. Steven Saferin has personally guaranteed these performance bonds.

7.   Commission Agreement:
     ---------------------

     In December, 1994, MDI entered into a commission agreement with a media company to assist in the procurement of video and audio entertainment media. The term of the agreement was from December 15, 1994 through December 14, 1997. Commissions of 5.33% were required to be paid on monthly cash receipts in excess of $337,500. If at the end of the term, the aggregate cash collections were less than $27,300,000, then the media company could renew the Agreement for an additional year or periods of one year until MDI reaches $27,300,000. There were commissions of approximately $186,000 paid in 1999 and none were paid in 1998.

     MDI could have elected not to renew this agreement and would then be required to deliver to the media group a promissory note in the amount of $808,250, less previously paid commissions, bearing interest at a rate of 3% above prime rate, payable over 24 months. MDI had renewed the agreement through December 14, 1998. However, since MDI had significantly reduced the utilization of this media company, they accrued the $786,287 minimum fee owed to them and charged it to cost of revenues for the year ended May 31, 1998.

     During 1999, MDI entered into a formal note agreement with the media group to repay the remaining outstanding balance due to them in the amount of $600,000 (Note 3).

8.   Contingencies:
     --------------

     The Company is involved in various lawsuits incidental to its business. The Company and its outside counsel believe that these proceedings, in the aggregate, will not have a material adverse effect on the Company's operations or financial position.

9.   Related Party Transactions:
     ---------------------------

     MDI made a loan to the President of the Company which was due August 31, 1997. This note receivable was offset against the commissions owed to this officer and a note payable which resulted from the reverse merger (Note 1).

     The President of the Company loaned MDI $60,000 in 1998. This loan was paid in full as of May 31, 1998.

     In 1999 and 1998, the Company incurred commission expense of $144,000 and $114,593 and wage expense of $300,000 and $300,000, respectively, to the President of the Company, in accordance with his Employment Agreement. The agreement allowed a $300,000 salary for the 12 month period through February 28, 1998. On March 1, 1998, and each anniversary thereafter, the President's salary may be increased by 5% or an equation based on the consumer price index. In no event shall the increase exceed 10% in any one year. In addition, the President receives a commission equal to 2% of gross revenues of the Company (not to exceed $335,000 over the term of the Employment contract). The President has waived the right to approximately $54,000 of commissions during 1999, as well as $100,000 of commissions relating to prior years. This has been reflected as a reduction in cost of revenue in fiscal 1999. The contract began August 8, 1997 and terminates the later of March 1, 2002 or three years from the date the Company files a registration statement with the Securities and Exchange Commission registering the shares of common stock, if its traded on NASDAQ.

     The Company has retained 1010 Productions, Inc. (1010) to consult in the areas of trade shows, software development, systems design, purchasing and product fulfillment. The president and sole shareholder of 1010 is the wife of the President of the Company. 1010 is currently paid $8,167 per month plus expenses and is retained until February 1, 2000 pursuant to a consulting agreement.

10.  Employee Benefit Plan:
     ----------------------

     In fiscal 1996, the Company adopted a 401(k) savings plan, whereby participants can elect to defer up to a specified minimum of their compensation and the Company will match their contribution up to 3% of the employee's base compensation. In fiscal 1999 and 1998, the Company contributed $14,687 and $9,429 to the plan, respectively.

11.  Subsequent Event:
     -----------------

     On August 4, 1999 the Company finalized a $1,750,000 private sale to an investor of 2,027 shares of Series A Preferred Stock,("Preferred Stock") representing approximately 20% of the outstanding common stock of the Company on an as converted basis. The Preferred Stock has a liquidation preference of $1,750,000, pays a dividend at the rate of 10% per annum payable in cash or Common Stock at the Company's option and is convertible into an aggregate of 2,027,000 shares of the Company's Common Stock, subject to adjustment under certain circumstances. As long as 2,027 shares of the Preferred Stock remain outstanding, the holders of a majority of such shares may elect one director of the Company. In addition, such holders are entitled to a right of first refusal on new securities issued by the Company, subject to certain exclusions. The Company may not create or increase the authorized number of shares of any class or series of stock ranking prior to or on parity with the Preferred Stock either to dividends or liquidation without approval of the majority of the holders of the Preferred Stock.

     The Company has agreed to file a registration statement with respect to the resale of the common stock underlying the Preferred Stock within 45 days following closing, which is required to be declared effective within 120 days of closing, subject to certain exceptions. If such filing and effectiveness are not achieved by the deadlines, the investor may be entitled to certain penalties. In addition, upon effectiveness of such registration statement the Preferred Stock will pay a reduced dividend at the rate of 5% per annum. If not previously converted by the investor, the Series A Preferred Stock will automatically convert into Common Stock in quarterly installments over a period of one year following the effectiveness of the registration statement.

     In connection with the placement, the Company paid Venture Partners Capital, LLC, a registered broker-dealer, a $140,000 cash fee and seven-year warrants to purchase 566,875 shares of Common Stock at $1.31 per share.

                                 EXHIBITS INDEX
                                 --------------



EXHIBIT NO.       DESCRIPTION

3.1 Certificate of Incorporation of MDI Entertainment, Inc. (f/k/a Puff Process Inc.) dated December 29, 1994, as amended.(2)
3.2 Certificate of Amendment to the Certificate of Incorporation of MDI Entertainment, Inc. dated February 28, 1999.(3)
3.3     Amended and Restated By-Laws of MDI Entertainment, Inc. dated April
        27, 1999.(5)
3.4 Certificate of Designations, Preferences and Rights of Series A Preferred Stock, dated August 4, 1999.(4)
4.1 Registration Rights Agreement dated August 8, 1997, between MDI Entertainment Inc., Steven M. Saferin and Agostino T. Galluzzo.(1)
4.2     1998 Stock Option and Award Plan, dated September 22, 1998.(1)
4.3     Registration Statement dated August 4, 1999 between MDI
        Entertainment, Inc. and International Capital Partners, LLC.(4)
4.4     Stock Purchase Agreement dated August 4, 1999 between MDI
        Entertainment, Inc. and International Capital Partners, LLC.(4)
10.1    Second Amended and Restated Employment Agreement dated August 8,
        1997, as amended, between Media Drop-In Productions, Inc. and Steven M. Saferin.(1)
10.2    Employment Agreement dated April 30, 1996, as amended, between
        Media Drop-In Productions, Inc., Kenneth Przysiecki and Steven M. Saferin.(1)
10.3    First Amended and Restated Consulting Agreement dated August 8,
        1997, between Media Drop-In Productions, Inc. and 1010 Productions, Inc.(1)
10.4 Lease dated June 1992, as amended, between Ann Street Limited Partnership by Tunxis Management Co., II, and Media Drop-In Productions, Inc.(1)
10.5 Amended Lease Agreement between KWK IV, LLC. and Media Drop-In Productions,Inc. dated March 25, 1999.(5)
10.6    Agreement and Plan of Reorganization dated August 8, 1997, between
        MDI Entertainment, Inc., MDI-Connecticut, Inc., MDI-Missouri, Inc. (DE), Media Drop-In Productions, Inc., MDI-Missouri, Inc. (MO), Steven M. Saferin and Agostino T. Galluzzo.(2)
10.7 Commission Agreement dated December 20, 1994, between Media Drop-In Productions, Inc. and Stamford Media Group, LLC.(2)
10.8    Letter of Intent dated July 31, 1998, between MDI Entertainment,
        Inc., Fancaster, Inc. and Craig Krueger.(2)
11.1    Statement Regarding Computation of Per Share Earnings (included in
        Note 1 of the "Notes to Consolidated Financial Statements").(5)
21.1    Subsidiaries of MDI Entertainment, Inc.(5)
27.1    Financial Data Schedule.(5)

        --------------------------

(1) Incorporated by reference from the Company's Form 10-SB, filed September 28, 1998.
(2) Incorporated by reference from the Company's Amendment No. 1 to the Form 10-SB, filed February 1, 1999.
(3) Incorporated by reference from the Company's Form 10-QSB for the period ended February 28, 1999.
(4)     Incorporated by reference from the Company's Form 8-K filed August
        12, 1999.
(5)     Filed herewith.