Form 10QSB
period 1999-08-31
MDI ENTERTAINMENT INC
filed 1999-10-15
CIK 1045080

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to________________________


                         Commission File Number: 0-24919

                             MDI ENTERTAINMENT, INC.
                             -----------------------
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

     As of October 13, 1999, 7,776,500 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes No X


================================================================================

                              MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
                                             FORM 10-QSB

                           FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999



                                                INDEX
                                                -----

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements.............................................................................1

   Consolidated Balance Sheets as of August 31, 1999 (unaudited) and May 31, 1999........................1

   Consolidated Statements of Operations for the three months ended
   August 31, 1999 and 1998 (unaudited)..................................................................2

   Consolidated Statement of Shareholders' Deficit for the three months ended
   August 31, 1999 (unaudited)...........................................................................3

   Consolidated Statements of Cash Flows for the three months ended
   August 31, 1999 and 1998 (unaudited) .................................................................4

   Notes to Unaudited Consolidated Financial Statements..................................................5

Item 2. Management's Discussion and Analysis.............................................................7

PART II.       OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................................................16

Item 6. Exhibits and Reports on Form 8-K................................................................17

   Signatures...........................................................................................18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                               August 31,         May 31,
                                                 1999              1999
                                             ------------      -------------
                                             (unaudited)
ASSETS

Cash and cash equivalents             $       984,321          $  340,350
Accounts receivable                         1,218,861             817,614
Inventory                                      72,890              57,596
Other current assets                          161,279              58,253
                                           -----------        -----------
        Total current assets                2,437,351           1,273,813


Property and equipment, net                   154,308             106,022


Licensing costs, net                          271,430             189,488
Other (Note 3)                                102,295             260,039
                                           -----------        -----------
        Total other assets                    373,725             449,527
                                           -----------        -----------
        Total assets                  $     2,965,384           1,829,362
                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT


Accounts payable                            $ 581,768           $ 364,909
Accrued liabilities                           283,990             369,279
Current portion of long-term debt             373,962             365,911
Deferred revenue (Note 2)                     134,211             268,405
Billings in excess of costs and estimated
    earnings on uncompleted
    contracts (Note 2)                      1,444,356           1,695,886
Dividends payable                              13,425                   -
                                           -----------        -----------
        Total current liabilities           2,831,712           3,064,390


Long-term debt, less current portion above    133,126             229,702
Minority interest                              34,927              34,927
                                           -----------        -----------
        Total liabilities                   2,999,765           3,329,019

Contingencies (Note 6)

Common stock, $0.001 par value,
  25,000,000 shares authorized,
  7,776,500 issued and outstanding              7,777               7,777
Preferred stock-Series A, $0.001 par value,
  5,000,000 shares authorized,
  2,027 issued and outstanding                      2                   -
Additional paid-in capital                  1,750,948             348,348
Accumulated deficit                        (1,793,108)         (1,855,782)
                                           -----------        -----------
       Total shareholders' deficit            (34,381)         (1,499,657)
                                           -----------        -----------

       Total liabilities and
         shareholders' deficit            $ 2,965,384        $ 1,829,362
                                          ===========        ===========




  The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended
                                                         August 31,
                                                    1999           1998
                                               -------------   ------------
                                                 (unaudited)    (unaudited)

Revenues                                        $ 1,760,137   $ 2,102,324

Cost of revenue                                   1,159,587     1,096,139
                                                  ---------     ---------

    Gross profit                                    600,550     1,006,185


Selling, general and administrative expenses        516,351       546,794
                                                  ---------     ---------
     Operating profit                                84,199       459,391


Interest expense (income), net                        6,600        (6,366)
Other income, net                                      --            (192)
Minority interest                                      --            (243)
                                                  ---------     ---------
     Income before provision for income taxes        77,599       466,192

Provision for income taxes (Note 4)                   1,500         1,019
                                                  ---------     ---------
Net income                                      $    76,099   $   465,173
                                                ===========   ===========


Basic earnings
   per common share (Note 5)                       $   0.01      $   0.06
                                                   ========      ========


Diluted earnings
   per common share (Note 5)                       $   0.01      $   0.06
                                                   ========      ========



   The accompanying notes are an integral part of these consolidated financial statements.


MDI Entertainment, Inc.
and Subsidiaries
Consolidated Statement of
Shareholders' Deficit

                                                        For the three months ended August 31, 1999
                                                                       (unaudited)
                             -------------------------------------------------------------------------------------------------------

                                           SHARES                    PAR VALUE $0.001
                             -------------------------------    -------------------------
                                      *
                                   Preferred                      Preferred               Additional
                                     Stock           **            Stock       Common      Paid in        Accumulated
                                   Series A      Common Stock     Series A      Stock      Capital          Deficit        Total
                             ----------------- --------------   -----------  ------------ -----------     -----------    ---------
BALANCE, May 31, 1999                 --          7,776,500       $ --        $ 7,777      $ 348,348     $ (1,855,782) $ (1,499,657)

Proceeds from sale of
   Preferred stock Series A, net
   of expenses of $347,400           2,027          --               2          --         1,402,600             --       1,402,602

   Net income                         --            --              --          --             --              76,099        76,099

Stock dividend on
   Preferred Stock                    --            --              --          --             --             (13,425)      (13,425)

                                     -----        ---------          -          -----       ---------     ------------  ------------
BALANCE, August 31, 1999             2,027        7,776,500        $ 2        $ 7,777      $1,750,948    $ (1,793,108)  $   (34,381)
                                     =====        =========          =          =====       =========     ============   ===========




*  5,000,000 shares of preferred stock authorized
** 25,000,000 shares of common stock authorized


        The accompanying notes are an integral part of these consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three months
                                                                            ended
                                                                          August 31,

                                                                     1999           1998
                                                                  -----------    ------------
                                                                   (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                 $    76,099    $   465,173
     Adjustments to reconcile net income to net
         cash used for operating activities:
              Minority interest                                        --             (243)
              Depreciation and amortization                          67,201         49,111
              Change in assets and liabilities:
                     Increase in accounts receivable               (401,247)      (290,577)
                     Increase in inventory                          (15,294)       (32,044)
                     Increase in licensing costs                   (140,732)        (3,050)
                     Increase in other assets                       (59,882)      (130,344)
                     Increase in accounts payable                   216,859          8,533
                     Decrease in accrued expenses                   (50,563)       (51,009)
                     Decrease in taxes payable                      (34,726)          --
                     Decrease in deferred revenue                  (134,194)      (566,220)
                     Decrease in billings in excess of costs
                        and estimated earnings on uncompleted
                        contracts                                  (251,530)          --
                                                                -----------    -----------
           Net cash used for operating activities                  (728,009)      (550,670)
                                                                -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                              (56,696)        (1,500)
    Costs associated with sale of preferred stock                  (232,798)          --
                                                                -----------    -----------
           Net cash used for investing activities                  (289,494)        (1,500)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                               (88,526)       (73,754)
    Proceeds from sale of preferred stock                         1,750,000           --
                                                                -----------    -----------
           Net cash provided by (used for) financing
               activities                                         1,661,474        (73,754)
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     643,971       (625,924)


CASH, beginning of the period                                       340,350        960,398

                                                                -----------    -----------
CASH, end of the period                                         $   984,321    $   334,474
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:

         Interest                                               $    12,409    $     3,264

         Income taxes                                           $    36,376    $       181






        The accompanying notes are an integral part of these consolidated financial statements.

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AUGUST 31, 1999 AND 1998

1.      PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

        Information in the accompanying interim consolidated financial statements and notes to the consolidated financial statements for the three-month period ended August 31, 1999 and 1998 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements for the year ended May 31, 1999.

2.      REVENUE AND COST RECOGNITION

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

        Revenues from the lottery game contracts that are greater than one year are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contracts basis. This method is utilized as management considers cost incurred to be the best available measure of progress on these contracts. Contracts costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of August 31, 1999, no losses were expected from existing contracts.

        The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.      OTHER ASSETS

        Other assets at May 31, 1999 primarily represented costs related to the convertible preferred stock Series A offering. Approximately $114,600 were netted against the gross proceeds of this offering which occurred during the quarter ended August 31, 1999.

4.      INCOME TAXES

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between our financial statements and its tax return. SFAS No. 109 provides for recognition of deferred tax assets for all future deductible temporary differences that, more likely than not, will provide a future benefit. As of August 31, 1999 and May 31, 1999, we had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards. We have established a valuation allowance for the full amount of this deferred tax asset, as of such dates.

        We have a significant net operating loss carry-forward at August 31, 1999 and May 31, 1999. Due to such carry-forward, we reported minimum state tax expense at August 31, 1999 and May 31, 1999, respectively.

5.      EARNINGS PER SHARE

     Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, a dilutive effect of common share equivalents during the fiscal period. Common share equivalents represent dilutive stock options using the treasury method. We had 1,507,466 common share equivalents during the three month period ended August 31, 1999. There were no common share equivalents for this same period in fiscal 1998. The number of shares used in the earnings per common share computations for the 1999 and 1998 periods were as follows:

                                                                 Three Months Ended
                                                                      August 31,

                                                                 1999          1998
                                                                 ----          ----
         Basic
           Average common shares outstanding                  7,776,500      7,776,500

         Dilutive
           Dilutive effect of options and
           warrants                                             757,838          --

           Dilutive effect of conversion of
           Series A preferred stock                             749,628          --
                                                              ---------      ---------
           Average dilutive common shares
           outstanding                                        9,283,966      7,776,500
                                                              =========      =========




6.      CONTINGENCIES

        We are involved in various lawsuits incidental to our business. We believe that these proceedings, in the aggregate, will not have a material adverse effect on our operations or financial position.

     THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

DESCRIPTION OF BUSINESS

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-QSB. All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to us and our management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth in our Annual Report on Form 10-KSB under the caption "Description of Business-Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

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

        Our success is dependent on our ability to maintain and secure licensed properties, market these properties to lotteries and the performance of the properties once they are introduced as lottery games to players. We believe that revenues will fluctuate as individual license-based promotions commence or wind down and terminate. In addition, our licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. The timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions is unpredictable. Accordingly, period to period comparisons may not be indicative of future results.

        We are in continuous negotiations to obtain additional licensed properties and expect to reach several agreements over the next six to 12 months; however we cannot assure you that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.

RECENT DEVELOPMENTS



Private Investment in MDI:

        On August 4, 1999 we received gross proceeds of $1,750,000 from the private sale of 2,027 shares of Series A Convertible Preferred Stock. This preferred stock is convertible into 2,027,000 shares of common stock on an as converted basis of common stock under specific conditions. See Item 2 "Changes in Securities and Use of Proceeds" for details.

        We are pleased by this investment in our company and the confidence it reflects. These dollars are crucial to developing MDI's ongoing business plan, which includes the acquisition of new licenses, expanding sales and marketing staff and the development of our e-Commerce Lottery Prize Shop initiative. All three of these elements are critical to our growth.

Scientific Games Strategic Alliance:

        In September 1999, we announced a Strategic Alliance Agreement with Scientific Games International, a wholly owned subsidiary of Scientific Games Holding Corporation (NYSE:SG). We view this as a very positive development for our future earnings potential. Scientific Games controls over 60% of the North American instant ticket market and has contracts with 54 international lotteries for a variety of products and services. As an integral part of the Agreement, Scientific Games Sales and Marketing staff will market MDI's products to its customers in exchange for a sliding scale commission based on gross sales volume.

        We believe that this relationship, which should begin generating revenue by the third or fourth quarter of this fiscal year, will enhance our ability to sell additional games both domestically and internationally.

        In addition to the Strategic Alliance, Scientific Games, Inc. purchased $750,000 of convertible debentures which can be converted to common stock at a price of $2.00 per common share, as well as purchasing 333,000 shares of common stock from MDI Management.

        Finally, Scientific Games' Chairman, President and CEO, William Malloy, has joined MDI Entertainment's Board of Directors.

Lottery Prize Shop:

        In August 1999, the New Jersey Lottery introduced its second Harley-Davidson game. This game called "Ticket to Ride" sells for $3.00 and has a top cash prize of $30,000. The Lottery purchased approximately $650,000 worth of Harley-Davidson motorcycles and merchandise from MDI. In addition, the game introduced MDI's Lottery Prize Shop, which marks our initial e-Commerce efforts.

        New Jersey Lottery "Ticket to Ride" players can use non-winning tickets for discounts off the purchase of a variety of Harley-Davidson merchandise. Each non-winning ticket functions as a $3.00 coupon and can be aggregated for discounts of up to approximately 20% off the retail price. The players are able to access this merchandise through a specially produced catalog that is available at all New Jersey retail ticket locations, as well as a Web Site, www.nj.lotteryprizeshop.com, which duplicates the catalog.


                                                    THREE MONTHS ENDED AUGUST 31
                                      -----------------------------------------------

                                            1999        %            1998        %
                                            ----        -            ----        -

Total revenue                         $  1,760,137   100.0%  $    2,102,324    100.0%

Cost of revenues                         1,159,587   66%          1,096,139    52%

Gross profit                               600,550   34%          1,006,185    48%

Selling, general and
   Administrative expenses                 516,351   29%            546,794    26%

Operating profit                            84,199    5%            459,391    22%

Interest (income) expense, net               6,600    0%             (6,366)    0%

Other income, net                             --      0%               (192)    0%

Minority interest                             --      0%               (243)    0%


Net income before income tax
   expense                                  77,599    6%            466,192    22%

Income tax expense                           1,500    0%              1,019     0%


Net income                            $     76,099    6%     $      465,173    22%



     THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1998

        Results for the three months ended August 31, 1999 reflect revenues of $1,760,100 as compared to $2,102,300 for the same period in 1998. This revenue decrease of $342,200 reflects the revenue recognition fluctuations associated with accounting for revenue as costs are incurred for each promotion. There were less game drawings scheduled by the lotteries for the quarter ended August 31, 1999, which resulted in less costs incurred, which is the primary trigger point for recognizing revenue. Also, the launch of our first Harley-Davidson promotions in the three months ended August 31, 1998 and the tremendous response the promotion received from the lottery industry resulted in significant revenue recognized in that quarter. That response exceeded our anticipated revenue for the first quarter of fiscal 1999 and has not been replicated this recent quarter. Revenue during the three-month period ended August 31, 1999 was derived primarily from sales based on three entertainment-based or brand name properties including Harley-Davidson(R) (62% of revenue), Wheel of Fortune(R) (16% of revenue) and Pepsi Cola(R) (12% of revenue).

        Cost of revenue as a percentage of revenue increased to 66% from 52% for the three months ended August 31, 1999, compared to the same period in 1998. This increase in cost was primarily due to a retroactive change in licensing fees for our Harley-Davidson(R) property. This change in fees was due to the re-negotiation of our license and royalty fee with Harley-Davidson to enable us to better position ourselves for a license renewal when the current license expires at the end of Calendar Year 2000. Such fees increased by 150% for both previously launched promotions and current games. As several promotions were complete or almost complete, the change could not be spread over the future life of these promotions. Also impacting our costs was the launch of the New Jersey Harley-Davidson game which included, for the first time, the use of Harley-Davidson motorcycles other than the Sportster 1200 Custom model. These motorcycles cost more than twice as much as the Sportster 1200 Custom and therefore reduced our normal profit margin.

     Gross profit decreased in the three months ended August 31, 1999 to $600,600 (34% of revenue) from $1,006,200 (48% of revenue) in the same period in 1998 primarily due to the retroactive change in licensing fees discussed above. Had this retroactive expense of $126,000 not been incurred all during this quarter the gross profit would have been $726,600 or 41% versus the 34% reported.

     Selling, general and administrative expenses were $516,400 (29% of revenue) for the three months ended August 31, 1999 compared to $546,800 (26% of revenue) for the same period in 1998. This decrease in expenses for the quarter was primarily attributable to a reduction of $35,000 in legal and accounting fees as compared to the same period ended August 31, 1998. In fiscal 1998 we spent considerably more in professional fees to become an SEC reporting company.

        Operating profit was $84,200 (5% of revenue) for the three months ended August 31, 1999 compared to $459,400 (22% of revenue) for the same period in 1998. This was principally due to the factors described above.

        Interest expense was $12,400 for the three months ended August 31, 1999 compared to $500 for the same period in 1998. This increase is attributable to interest on the note for $600,000 executed in the fourth quarter of fiscal 1999 discussed in detail in "Liquidity and Capital Resources".

        For the reasons set forth above, the Company had a profit of $77,600 before taxes for the three months ended August 31, 1999 as compared to a profit of $466,200 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

        As of August 31, 1999, we had cash and cash equivalents of $984,300 compared to $334,500 as of the same period in 1998. The increase was due principally to the infusion of gross proceeds of $1,750,000, from the private sale to an investor of 2,027 shares of Series A Convertible Preferred Stock. See
Item 2 "Changes in Securities and Use of Proceeds" for details.

        As of August 31, 1999, we had a net working capital deficit of $394,400. However, $1,578,600 of this deficit was "billings in excess of costs and estimated earnings on uncompleted contracts" and "deferred revenue". Both "billings in excess of costs and estimated earnings on uncompleted contracts" and "deferred revenue" represent unrecognized revenue (i.e., revenue which we have already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise before a game drawing occurs). Accordingly, such liability will not adversely impact cash flow and, without such liability, working capital would have been $1,184,200.

        Our indebtedness as of August 31, 1999 was $507,100 primarily represented by a note with a remaining balance of $414,100 bearing interest at 10.75% per annum and payable in monthly installments of $27,895 with the final payment date of December 15, 2000. The note is secured by liens on substantially all of our assets. This note resulted from the conversion of $600,000 of accrued commissions due to a third party, which allows us to better manage our cash flow requirements.

        The cash requirements of funding our growth have historically exceeded cash flow from operations. Accordingly, we have satisfied our capital needs primarily through debt and equity financing, as well as cash flow from operations. Therefore, to address our immediate needs, in addition to the equity financing discussed above of $1,750,000, we raised $750,000 gross proceeds on September 21, 1999 from the sale of a subordinated convertible debenture to Scientific Games, Inc.

        The debenture bears interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The debenture is convertible at the option of Scientific Games for $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 common stock shares and convertible at our option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the Securities Act of 1933 and the price of our common stock is at least $3.00 per share.

        We do not have any specific capital commitments and do not currently anticipate making any substantial expenditures other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments. Several such licenses have been obtained recently at a cost of approximately $126,000 and others are in late stages of negotiations.


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

        Our Wheel of Fortune(R) license expired in November 1998. However, this license was extended to November 1999 at a cost of $10,000.

        Our Star Trek(TM) property, which has been used or is scheduled to be used by a total of ten lotteries, is beginning to decline in popularity. We do not expect to renew this license, which expires in November 1999.

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

SEASONALITY AND REVENUE FLUCTUATIONS

        Our business is not seasonal. However, our revenues are expected to fluctuate as individual license-based promotions commence or wind down and terminate. The useful life of a promotion is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. In addition, our licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. The life span of a promotion, the timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions are unpredictable. Also, since most lotteries are government agencies with lottery executives appointed by the state's governor or other high ranking official, opportunities or projects in progress can be slowed after an election if the incumbent governor is not reelected. Accordingly, period to period comparisons may not be indicative of future results.

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

        New accounting and operational "SBT" software has been obtained which, according to manufacturer's representations, is Year 2000 compliant. Peripheral operational software, which was customized, is being reviewed for integration with the "SBT" accounting and operational software. Due to our shift to licensed promotions, it is anticipated that the customized software previously required does not have to be completely rewritten. FoxPro which houses the additional database required to operate the customized software is being upgraded to Version 6.0 which, according to manufacturer's representations, is Year 2000 compliant. We have retained a Year 2000 compliance service provider (the "Compliance Service Provider") to make the required changes and integrate this software accordingly. Scheduling of this work has been undertaken by the Compliance Service Provider, and is expected to be installed by October 1999 to safeguard against delays in meeting financial reporting requirements.

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

        The original budget for Year 2000 compliance work was $50,000. As of August 31, 1999, we had incurred expenses of $48,500. We have revised this budget to $65,000.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        We received gross proceeds of $1,750,000 on August 4, 1999 from the private sale to an investor of 2,027 shares of Series A Convertible Preferred Stock (the "Preferred Stock"), representing approximately 20% of the outstanding common stock of the Company on an as converted basis. The Preferred Stock has a liquidation preference of $1,750,000, pays a dividend at the rate of 10% per annum, payable in cash or common stock at the discretion of the Company, and is convertible into an aggregate of 2,027,000 shares of the Company's common stock, subject to adjustment under certain circumstances. As long as 2,027 shares of the Preferred Stock remain outstanding, the holders of a majority of such shares may elect a director of the Company. In addition, such holders are entitled to a right of first refusal on new securities issued by the Company, subject to certain exclusions. We may not create or increase the authorized number of shares of any class or series of stock ranking prior to or on parity with the Preferred Stock either as to dividends or liquidation without approval of a majority of the holders of the Preferred Stock.

        On September 21, 1999, we registered 2,027,000 of our common stock as was required in connection with the Preferred Stock offering. As such the Preferred Stock now pays a reduced dividend at the rate of 5% per annum. If not previously converted by the investor, the Preferred Stock will automatically convert into common stock in quarterly installments over a period of one year following the effectiveness of the registration statement.

        In connection with this placement, we paid Venture Partners Capital, LLC, a registered broker-dealer a $140,000 cash fee and a seven-year warrant to purchase 566,875 shares of common stock at $1.31 per share, which was the market value of our stock when the warrants were granted.

        Additionally, on September 21, 1999, we sold a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000 which bears interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture is convertible at the option of Scientific Games for $ 2.00 per share, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares and convertible at our option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the securities Act of 1933 and the price of our common stock is at least $3.00 per share.

        In connection with this placement, we paid Venture Partners Capital, LLC, a registered broker-dealer a $62,000 cash fee and issued a seven-year warrant to purchase 226,020 shares of common stock at $1.25 per share, which was the market value of our stock when the warrants were granted.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits


               Exhibit 27    Financial Data Schedule


(b)     Reports on Form 8-K

                             Filed on August 12, 1999 (Item 5: Other Events-Sale of Series A Preferred Stock)

                             Filed on October 4, 1999 (Item 5: Other Events-Strategic Alliance and Sale of Subordinated Convertible Debenture)

                                 SIGNATURE PAGE

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  October 13, 1999

                                                         MDI ENTERTAINMENT, INC.
                                                               (Registrant)

                                                        By: /s/Steven M. Saferin
                                                    ----------------------------
                                                               Steven M. Saferin
                              President and Chief Executive Officer and Director
                                                   (Principal Executive Officer)

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