Form 10QSB
period 1999-11-30
MDI ENTERTAINMENT INC
filed 2000-01-14
CIK 1045080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999.

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission File Number: 0-24919

                             MDI Entertainment, Inc.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                        73-1515699
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

                                 201 Ann Street
                           Hartford, Connecticut 06103
                    (Address of principal executive offices)

                                 (860) 527-5359
                         (Registrant's telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last
Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of January 12, 2000, 8,349,437 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                      INDEX

Page

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.........................................................................................1

   Consolidated Balance Sheets as of November 30, 1999 (unaudited) and May 31, 1999..................................1

   Consolidated Statements of Operations (unaudited) for the six months ended
   November 30, 1999 and 1998........................................................................................2

   Consolidated Statements of Operations (unaudited) for the three months ended
   November 30, 1999 and 1998........................................................................................3

   Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the
   six months ended November 30, 1999 (unaudited) and  May 31, 1999..................................................4

   Consolidated Statements of Cash Flows (unaudited) for the six months ended November 30, 1999 and 1998..................................................................................5

   Notes to Unaudited Consolidated Financial Statements..............................................................6

Item 2. Management's Discussion and Analysis.........................................................................9

PART II OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds....................................................................22

Item 6.  Exhibits and Reports on Form 8-K...........................................................................23

   Signatures............................................................................................ ..........24






                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                November 30,        May 31,
                                                    1999             1999
                                                ------------     -------------
                                                (unaudited)        (audited)

ASSETS

Cash and cash equivalents                        $ 1,548,490    $   340,350
Accounts receivable                                  366,608        817,614
Inventory                                             86,455         57,596
Other current assets                                 179,353         58,253
                                                 -----------    -----------
        Total current assets                       2,180,906      1,273,813


Property and equipment, net                          149,166        106,022
                                                 -----------    -----------

Licensing costs, net                                 317,539        189,488
Other, net (Note 3)                                  178,094        260,039
                                                 -----------    -----------
        Total other assets                           495,633        449,527
                                                 -----------    -----------

        Total assets                             $ 2,825,705    $ 1,829,362
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                 $   245,677    $   364,909
Accrued liabilities                                   59,489        369,279
Current portion of long term debt                    382,232        365,911
Deferred revenue (Note 2)                               --          268,405
Billings in excess of cost and estimated
earnings on uncompleted contracts (Note 2)         1,332,802      1,695,886
Dividends payable                                     14,642           --
                                                 -----------    -----------
        Total current liabilities                  2,034,842      3,064,390


Long term debt, less current portion above            34,397        229,702
Minority interest                                     34,927         34,927
Subordinated convertible debenture (Note 4)          528,750           --
                                                 -----------    -----------
        Total liabilities                          2,632,916      3,329,019


Common stock                                           7,795          7,777
Convertible preferred stock-Series A                       2           --
Additional paid-in capital                         1,993,206        348,348
Accumulated deficit                               (1,808,214)    (1,855,782)
                                                 -----------    -----------
       Total shareholders' equity (deficit)          192,789     (1,499,657)

       Total liabilities and
         shareholders' equity (deficit)          $ 2,825,705    $ 1,829,362
                                                 ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six months ended
                                                        November 30,

                                                    1999          1998
                                               -------------  -------------
                                                (unaudited)    (unaudited)

Revenues                                        $ 3,227,215   $ 4,106,254

Cost of revenues                                  1,936,859     2,168,206
                                                -----------   -----------
    Gross profit                                  1,290,356     1,938,048

Selling, general and administrative
expenses                                          1,184,035     1,031,569
                                                -----------   -----------

     Operating profit                               106,321       906,479

Interest expense (income), net                       16,460       (11,301)
Minority interest                                      --            (243)
                                                -----------   -----------

     Income before provision for income taxes        89,861       918,023

Provision for income taxes (Note 5)                   2,000        31,200
                                                -----------   -----------
     Net income                                 $    87,861   $   886,823
                                                ===========   ===========
Basic earnings
   per common share (Note 6)                    $      0.01   $      0.11

Diluted earnings
   per common share (Note 6)                    $      0.01   $      0.11



        The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended
                                                        November 30,

                                                    1999           1998
                                               -------------  ------------
                                                (unaudited)    (unaudited)

Revenues                                        $ 1,467,078   $ 2,003,929

Cost of revenues                                    777,272     1,072,067
                                                -----------   -----------
    Gross profit                                    689,806       931,862

Selling, general and administrative
expenses                                            667,684       484,775
                                                -----------   -----------
     Operating profit                                22,122       447,087

Interest expense (income), net                        9,861        (4,935)
Other income, net                                      --             192
                                                -----------   -----------
     Income before provision for income taxes        12,261       451,830

Provision for income taxes (Note 5)                     500        30,180
                                                -----------   -----------
    Net income                                  $    11,761   $   421,650
                                                ===========   ===========

Basic earnings
   per common share (Note 6)                    $      0.00   $      0.05


Diluted earnings
   per common share (Note 6)                    $      0.00   $      0.05


        The accompanying notes are an integral part of these consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                 FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999
                                                                              (unaudited)
                                        ---------------------------------------------------------------------------------------

                                              Shares                 Par Value $.001
                                     -----------------------   --------------------------
                                           *
                                      Convertible
                                       Preferred       **      Preferred                    Additional
                                         Stock       Common      Stock           Common       Paid In    Accumulated
                                        Series A      Stock    Series A           Stock       Capital      Deficit         Total
                                      -----------  ----------  ------------   -----------   ------------ ------------- -------------

BALANCE, May 31, 1999                     --       7,776,500   $      --     $     7,777   $   348,348   $(1,855,782)   $(1,499,657)


Proceeds from sale of
   Preferred stock - Series
   A, net of expenses of $356,400        2,027          --             2            --       1,393,600          --        1,393,602


Imputed interest on
   convertible debenture (Note 4)         --            --            --            --         225,625          --          225,625

Net income                                --            --            --            --            --          87,861         87,861

Dividends on preferred stock:

    Quarter ended 8/31/99                 --            --            --            --            --         (13,425)       (13,425)
    Quarter ended 11/30/99                --            --            --            --            --         (26,868)       (26,868)

Preferred stock dividend
    paid in common stock                  --          18,655          --              18        25,633          --           25,651

                                    ------------------------------------------------------------------------------------------------
BALANCE, November 30, 1999               2,027     7,795,155   $       2     $     7,795   $ 1,993,206   $(1,808,214)   $   192,789
                                    ================================================================================================


*    5,000,000 shares of preferred stock  authorized
**  25,000,000 shares of common stock authorized

            The accompanying notes are an integral part of these consolidated financial statements







MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Six months ended
                                                                                  November 30,

                                                                                1999            1998
                                                                            -----------    --------------
                                                                            (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $    87,861    $   886,823
     Adjustments to reconcile net income to net cash used for operating activities:
              Minority interest                                                  --             (243)
              Depreciation and amortization                                   121,439         67,738
              Change in assets and liabilities:
                     Decrease (increase) in accounts receivable               451,006       (885,703)
                     Increase in inventory                                    (28,859)       (70,053)
                     Increase in licensing costs                             (229,472)       (82,964)
                     Increase in other assets                                 (39,156)      (202,273)
                     Decrease in accounts payable                            (119,233)        (2,204)
                     Decrease in accrued expenses                            (253,072)      (210,715)
                     (Decrease) increase in taxes payable                     (52,339)        30,129
                     (Decrease) increase in deferred revenue                 (268,405)       179,670
                     Decrease in billings in excess of costs
                       and estimated earnings on  uncompleted contracts      (363,084)          --
                                                                          -----------    -----------
              Net cash used for operating activities                         (693,314)      (289,795)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                        (63,161)        (5,807)
    Costs associated with sale of convertible preferred stock                (356,400)          --
                                                                          -----------    -----------

              Net cash used for investing activities                         (419,561)        (5,807)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                        (178,985)      (126,004)
    Proceeds from sale of convertible preferred stock                       1,750,000           --
    Proceeds from subordinated convertible debenture                          750,000           --
                                                                          -----------    -----------

              Net cash provided by (used for)
                 financing activities                                       2,321,015       (126,004)
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                                             1,208,140       (421,606)

CASH, beginning of the period                                                 340,350        960,398

                                                                          ===========    ===========
CASH, end of the period                                                   $ 1,548,490    $   538,792
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                         $    23,328    $     3,572
         Income taxes                                                     $    54,866    $     1,071
    Non-cash items:
         Preferred stock dividend paid in common stock                    $    25,651    $      --
         Interest imputed on subordinated convertible debenture           $     4,375    $      --



        The accompanying notes are an integral part of these consolidated financial statements

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR PERIOD ENDED
                               NOVEMBER 30, 1999

1.      PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

        Information in the accompanying interim consolidated financial statements and notes to the financial statements of MDI Entertainment, Inc. and subsidiaries (MDI or the Company) for the six-month periods ended November 30, 1999 and 1998 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the year ended May 31, 1999.

2.      REVENUE AND COST RECOGNITION

        Revenue is derived from various lottery game contracts (mainly with states) between us and the lotteries. We have agreed to provide second chance prize packages consisting of grand prizes and various merchandise prizes. We also provide marketing support related to each of the games and obtain the appropriate licenses for the right to use these properties. Many of the lottery contracts require the lotteries to pay us upon signing of the contract; therefore, MDI defers this revenue and recognizes the revenue based on the terms of the applicable game.

        Revenues from the lottery game contracts that are greater than one year are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contract basis. This method is utilized as management considers cost incurred to be the best available measure of progress on these contracts. Contracts costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of November 30, 1999, no losses were expected from existing contracts.

        The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.      OTHER ASSETS

        Other assets at November 30, 1999 primarily represent costs related to the Subordinated Convertible Debenture which will be amortized over the life of the debenture or when converted into common stock.

4.      SUBORDINATED CONVERTIBLE DEBENTURE

        On September 21, 1999, we sold a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000 which bears interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture is convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, as defined, into an aggregate of 375,000 shares of common stock and convertible at our option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), and the price of our common stock exceeds $3.00 per share.

        Generally accepted accounting principles requires that the interest rate on debt represent a fair market rate for "comparable" debt instruments. The Company has determined that a fair market rate for this debt would approximate 10% and, therefore, has discounted the carrying value of the liability, with the exceeding credit reflected as additional paid-in capital.

Face amount of  subordinated convertible debenture       $ 750,000

Less

Imputed interest discount (difference between 10% fair
     market rate and 7% stated rate)                      (225,625)
                                                         ---------
Discounted debenture value                               $ 524,375

Discount amortized through November 30, 1999                 4,375
                                                         ---------
Balance at November 30, 1999                             $ 528,750
                                                         =========

        Each quarter, the imputed interest for that quarter is amortized with a corresponding increase in the Debenture until it matures September 21, 2009 or it is converted into common stock.

5.      INCOME TAXES

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between our financial statements and tax return. SFAS No. 109 provides for recognition of deferred tax assets for all future deductible temporary differences that, more likely than not, will provide a future benefit. As of November 30, 1999 and May 31, 1999, we had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards. We have established a valuation allowance for the full amount of this deferred tax asset since the realization is not assured.

        We have significant federal and state net operating loss carry-forwards at November 30, 1999 and May 31, 1999. Due to such carry-forwards, we reported minimum state income tax expense at November 30, 1999 and May 31, 1999, respectively.

6.      EARNINGS PER SHARE

        Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, a dilutive effect of common share equivalents during the fiscal period. Common share equivalents include dilutive stock options and warrants using the treasury method and the dilutive effect of convertible Series A preferred stock.

        We had 2,749,237 and 2,073,570 common share equivalents during the three and six-month periods ended November 30, 1999, respectively. In 1998, we had 188,679 and 101,415 common share equivalents for the same three and six month periods. The number of shares used in the earnings per common share computations for the 1999 and 1998 periods were as follows:



                                     SIX MONTHS ENDED          THREE MONTHS ENDED
                                        NOVEMBER 30                NOVEMBER 30

                                     1999        1998         1999         1998
                                     ----        ----         ----         ----
Basic

Average common shares
outstanding                       7,782,718    7,776,500    7,788,937    7,776,500

Dilutive

Dilutive effect of options and
warrants                            722,237      101,415      722,237      188,679

Dilutive effect of conversion
of Series A preferred stock       1,351,333         --      2,027,000         --
                                 ----------   ----------   ----------   ----------
Average dilutive common shares
outstanding                       9,856,288    7,877,915   10,538,174    7,965,179
                                 ==========   ==========   ==========   ==========



7.      RECENT ACCOUNTING PRONOUNCEMENTS

        During 1999, the Financial Accounting Standards Board (FASB) issued FASB No. 133, which provides new guidance relative to accounting for derivatives and hedging transactions. This pronouncement is effective for fiscal years beginning after June 15, 2000. Management has determined that the Company currently has no transactions, nor are any contemplated, that would be effected by FASB No. 133.

        THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS



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

        Our principal business has been the scratch ticket segment of the government lottery industry. We are a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and our lottery promotions feature such properties licensed by us. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo-bearing merchandise such as logo bearing T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of Harley-Davidson(R) , Harley-Davidson 1200 Sportster motorcycles.

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

        The Company's second and major source of lottery revenue is the sale of logo bearing merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the licensed property the lottery is utilizing. Typically, we purchase merchandise from other licensees of the property and resell the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance for which there are no separate charges.

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

        We are in continuos negotiations to obtain additional licensed properties and expect to reach several agreements over the next six to 12 months; however we cannot assure you that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.


RECENT DEVELOPMENTS

NEW CONTRACTS/ LICENSES

        In the quarter ended November 30, 1999, there were numerous positive developments from a contract and licensing standpoint. During the three-month period ended November 30, 1999, we signed a total of eight contracts, representing twenty one games to be introduced over the next two years. The most important was a contract with the Wisconsin Lottery for eight games over a two-year period and another with the New Jersey Lottery for seven games during a two-year period. These contracts reflect the success of our marketing efforts in convincing lotteries to introduce about one licensed game per quarter.

        In addition, we signed agreements for several new licenses during the quarter, including Michael Buffer's "Let's Get Ready to Rumble", "SPAM" and "Ray Charles".

SCIENTIFIC GAMES STRATEGIC ALLIANCE:

        In September 1999, we announced a Strategic Alliance Agreement ( the "Agreement") with Scientific Games International ("Scientific Games") a wholly owned subsidiary of Scientific Games Holding Corporation (NYSE:SG). We view this as a very positive development for our future earnings potential. Sales by Scientific Games represents over 60% of the North American instant ticket market and Scientific Games has contracts with 54 international lotteries for a variety of products and services. As an integral part of the agreement, Scientific Games Sales and Marketing staff will market our products to Scientific Games' customers in exchange for a sliding scale commission based on gross sales volume.

        We believe that this relationship, which should begin generating revenue by the third or fourth quarter of this fiscal year, will enhance our ability to sell additional games both domestically and internationally.

        In addition to the Strategic Alliance, Scientific Games, Inc. purchased $750,000 of convertible debentures which can be converted to common stock at a price of $2.00 per common share, as well as purchasing 333,333 shares of common stock from a member of our management.

        During the quarter ended November 30, 1999, we began to implement the basic principles of our strategic alliance agreement with Scientific Games. A series of two-day marketing sessions were held with Scientific Games regional directors as well as their entire 80-person sales and marketing staff. We believe that the Scientific Games strategic alliance will begin to yield sales results late this year or early next year.

        Scientific Games' Chairman, President and CEO, William Malloy, has joined our Board of Directors.



                                                             SIX MONTHS ENDED NOVEMBER 30,
                                                   --------------------------------------------------

                                                        1999          %          1998          %
                                                        ----          -          ----          -


Total revenue                                     $ 3,227,215      100.0%    $  4,106,254     100.0%

Cost of revenues                                    1,936,859       60.0%       2,168,206      52.8%
                                                  ---------------------------------------------------

   Gross profit                                     1,290,356       40.0%       1,938,048      47.2%

Selling, general and administrative expenses        1,184,035       36.7%       1,031,569      25.1%
                                                  ---------------------------------------------------

   Operating profit                                   106,321        3.3%         906,479      22.1%

Interest expense                                       37,911        1.2%             486       0.0%
Interest income                                       (21,451)      (0.7%)        (11,787)     (0.3%)
Minority interest                                        --          0.0%            (243)      0.0%
                                                  ---------------------------------------------------

   Net income before provision for income taxes        89,861        2.8%         918,023      22.4%

Provision for income taxes                              2,000        0.1%          31,200       0.8%
                                                  ---------------------------------------------------

   Net income                                     $    87,861        2.7%    $    886,823      21.6%
                                                  ===================================================



        SIX MONTHS ENDED NOVEMBER 30, 1999, COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1998

        Results for the six months ended November 30, 1999 reflect revenue of $3,227,200 as compared to $4,106,300 for the same period in 1998. This revenue decrease is the result of several factors. First, we did not introduce any new properties comparable to the Harley-Davidson property which generated significant revenue in the six months ended November 30, 1998. Second, while the number of new games launched in the first six months ended November 30, 1999 was similar to the number launched for the same period ended November 30, 1998, the ticket quantities for these games were smaller, thereby yielding less total revenue. This is a reflection of smaller states following the lead of larger states in offering these games and also of declining ticket quantities by all lotteries. Finally, we have expanded resources in adding licensed properties and reorganizing our sales department, including our recently announced strategic alliance with Scientific Games International. This has been done in recognition of the need to improve our overall sales and marketing efforts. Due to the Scientific Games strategic alliance, which was consummated during the quarter just ended November 30, 1999, we should begin to show improved sales results later this year or early next year.

        Revenue during the six-month period ended November 30, 1999 was derived primarily from sales based on two entertainment-based or brand name properties, including Harley-Davidson(R) (54% of revenue) and Wheel of Fortune(R) (17% of revenue). The remaining 29% of revenue resulted from six other entertainment-based or branded name properties as newer licensed properties were utilized.

        Cost of revenue as a percentage of revenue was 60.0% for the six months ended November 30, 1999 compared to 52.8% for the same period in 1998. This was a six percent improvement cumulative over the first quarter ended August 31, 1999 which had a cost of revenue percentage of 66% primarily due to the mix of licensed-based games occuring during this period.

        Gross profit returned to the 40% level ($1,290,400), for the six months ended November 30, 1999, but was still lower than the 47.2% ($1,938,000) for the comparable period in 1998. The mix of licensed-based games occurring during the period affected the resulting gross profit margin.

        Selling, general and administrative expenses were $1,184,000 (36.7% of revenue) for the six months ended November 30, 1999 compared to $1,031,600 (25.1% of revenue) for the same period in 1998. Many of the costs in this area are fixed, therefore a decline in sales greatly affects the percentage of these costs to revenue. Several cost areas had increases contributing to the $152,000 increase in absolute dollars. Operationally we expanded the amount of office space we occupy and renegotiated our lease which increased rent by approximately $15,000. We also spent approximately $86,000 more this quarter on outside resources and promotions to secure new business and licenses. SEC related expenses were approximately $36,000 higher than in the same period last year due to significant additional reporting this fiscal year.

        Operating profit was $106,300 (3.3% of revenue) for the six months ended November 30, 1999 compared to $906,500 (22.1% of revenue) for the same period in 1998. This was principally due to the factors described above.

        Interest expense was $37,900 for the six months ended November 30, 1999 compared to $500 for the same period in 1998. Approximately $23,300 of the increase is attributable to interest on the note for $600,000 executed in the fourth quarter of fiscal 1999 discussed in detail in "Liquidity and Capital Resources". The remaining $10,200 is interest on the $750,000 convertible debenture also discussed in detail in "Liquidity and Capital Resources".

        Interest income was $21,500 for the six months ended November 30, 1999 compared to $11,800 for the same period in 1998. This increase is related to the increase in our cash position from the transactions discussed in "Liquidity and Capital Resources".

        For the reasons set forth above, we had a profit before taxes of $89,900 for the six months ended November 30, 1999 as compared to $918,000 for the same period in 1998.

                                                             THREE MONTHS ENDED NOVEMBER 30,
                                                 ------------------------------------------------

                                                    1999        %            1998            %
                                                    ----        -            ----            -
Total revenue                                  $ 1,467,078    100.0%    $  2,003,929      100.0%

Cost of revenues                                   777,272     53.0%       1,072,067       53.5%
                                                 ------------------------------------------------

   Gross profit                                    689,806     47.0%         931,862       46.5%


Selling, general and administrative expenses       667,684     45.5%         484,775       24.2%
                                                 ------------------------------------------------

   Operating profit                                 22,122      1.5%         447,087       22.3%

Interest expense                                    25,502      1.7%            --          0.0%
Interest income                                    (15,641)    (1.1%)         (4,935)     ( 0.2%)
Other income, net                                     --        0.0%             192        0.0%
                                                 ------------------------------------------------

   Net income before provision for income taxes     12,261      0.8%         451,830       22.5%

Provision for income taxes                             500      0.0%          30,180        1.5%
                                                 ------------------------------------------------

   Net income                                  $    11,761      0.8%    $    421,650       21.0%
                                                 ================================================




        THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998.

        Results for the three months ended November 30, 1999 reflect revenues of $1,467,100 as compared to $2,003,900 for the same period in 1998. This revenue decrease of $536,800 is due to several factors. First, we did not introduce any new properties comparable to the Harley-Davidson property which generated significant revenue in the three months ended November 30, 1998. Second, while the number of new games launched in the first three months ended November 30, 1999 was similar to the number launched for the same period ended November 30, 1998, the ticket quantities for these games were smaller, thereby yielding less total revenue. This is a reflection of smaller states following the lead of larger states in offering these games and also of declining ticket quantities by all lotteries. Finally, we have expanded resources in adding licensed properties and reorganizing our sales department, including our recently announced strategic alliance with Scientific Games International. This has been done in recognition of the need to improve our overall sales and marketing efforts. Due to the Scientific Games strategic alliance, which was consummated during the quarter just ended November 30, 1999, we should begin to show improved sales results later this year or early next year.

        Revenue during the three month period ended November 30, 1999 was derived primarily from sales based on three entertainment based or brand name properties including Harley Davidson (R) (45% of revenue), Wheel of Fortune(R) (20% of revenue) and Times Square 2000 (15% of revenue). The remaining 20% of sales resulted from five other entertainment based or brand named properties.

        Cost of revenue as a percentage of revenue decreased to 53.0% for the three months ended November 30, 1999 from 53.5% for the same period in 1998.

        Gross profit decreased to $689,800 (47.0% of revenue) for the three-month period ended November 30, 1999 compared to $931,900 (46.5% of revenue) for the same period in 1998.

        Selling, general and administrative expenses were $667,700 (45.5% of revenue) for the three months ended November 30, 1999 compared to $484,800 (24.2% of revenue) for the same period in 1998. This increase of $182,900 in operating expenses is primarily related to increases in variable expenses. Approximately $86,000 was related to outside resources and promotions to secure new business and licenses. Non-SEC legal expenses increased by approximately $21,300 related to a lawsuit in which we are the plaintiff. Expenses for computer related services were up approximately $13,700 due to Y2K upgrades. Investor relations and SEC related reporting expenses were up approximately $26,300. Fixed expense increases were limited to approximately $25,000 related to employee benefit costs and also increased rent expense due to increased space needs.

        Operating profit was $22,100 (2% of revenue) for the three months ended November 30, 1999 compared to $447,100 (22% of revenue) for the same period in 1998. This was due principally to the factors described above.

        Interest expense was $25,500 for the three months ended November 30, 1999 compared to $0 for the same period in 1998. Approximately $10,900 of the increase is attributable to interest on the note for $600,000 executed in the fourth quarter of fiscal 1999 discussed in detail in "Liquidity and Capital Resources". The remaining $14,600 is interest on the $750,000 convertible debenture also discussed in detail in "Liquidity and Capital Resources".

        Interest income was $15,600 for the three months ended November 30, 1999 compared to $4,900 for the same period in 1998. This increase is related to the increase in our cash position from the transactions discussed in "Liquidity and Capital Resources".

        For the reasons set forth above, we had income before taxes of $12,300 for the three months ended November 30, 1999 compared to $451,800 for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

        As of November 30, 1999, we had cash and cash equivalents of $1,548,500 compared to $340,400 as of the same period in 1998. The increase was due principally to the infusion of gross proceeds of $750,000, from the sale of a subordinated convertible debenture to Scientific Games. See Item 2 "Changes in Securities and Use of Proceeds" for details.

        As of November 30, 1999, we had net working capital of $133,900. However within current liabilities is $1,332,800 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., revenue which we have already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise before a game drawing occurs). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and subsequent fulfillment costs relative to this revenue which approximates 50% of this revenue and, without such liability, working capital would have been $800,300,

        Our indebtedness as of November 30, 1999 was $416,600 primarily represented by a note with a remaining balance of $340,900 bearing interest at 10.75% per annum and payable in monthly installments of $27,895, with the final payment date of December 15, 2000. The note is secured by liens on substantially all of our assets. This note resulted from the conversion of $600,000 of accrued commission due to a third party, which allows us to better manage our cash requirements.

        The cash requirements of funding our growth have historically exceeded cash flow from operations. Accordingly, we have satisfied our capital needs primarily through debt and equity financing, as well as cash flow from operations. Therefore, to address our immediate needs, in addition to the equity financing of $1,750,000 which was completed on August 4, 1999, we raised $750,000 gross proceeds on September 21, 1999 from the sale of a subordinated convertible debenture to Scientific Games, Inc.

        The debenture bears interest at 7% per annum which is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The debenture is convertible at the option of Scientific Games for $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate 375,000 common stock shares and convertible at our option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying stock is registered pursuant to the Securities Act and the price of our common stock exceeds $3.00 per share.

        We do not have any specific capital commitments and do not currently anticipate making any substantial expenditures other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments. Several such licenses have been obtained recently at a cost of $158,500 and others are in the last stages of negotiations.

LICENSED PROPERTIES

        Our Wheel of Fortune(R) license expired in November 1999. However, the Company and Wheel of Fortune(R) representatives are in negotiations to extend this license. Two additional lotteries have agreed to launch Wheel of Fortune(R) games during the fiscal year ending May 31, 2000, subject to our obtaining the extension.

        Our Star Trek(TM) property, which has been used or is scheduled to be used by a total of ten lotteries, is beginning to decline in popularity. We do not expect to renew this license, which expired in November 1999.

        We have entered into a three-year licensing agreement with Universal Spaceworks LLC for the property Heroes of Space(TM). Heroes of Space(TM) is a group of 16 former astronauts aligned to call attention to the U.S. Space program and their participation.

        We have entered into a 30-month contract with MGM Consumer Products for James Bond 007(TM), The Pink Panther(TM) and The Outer Limits(TM). These rights are for the U.S. only.

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

        We have entered into a two-year agreement with Hormel Foods Corp. for the North American rights to SPAM.

        In addition, MDI entered into three year agreements for Michael Buffer's "Let's Get Ready to Rumble" and a one year agreement with "Ray Charles" with two one year options to renew.

SEASONALITY AND REVENUE FLUCTUATIONS

        Our business is not seasonal. However, our revenues are expected to fluctuate as individual license-based promotions commence, wind down and terminate. The useful life of a promotion is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. In addition, our licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. The life span of a promotion, the timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions are unpredictable. Also, since most lotteries are government agencies with lottery executives appointed by the state's governor or other high ranking official, opportunities or projects in progress can be slowed after an election if the incumbent governor is not reelected. Accordingly, period to period comparisons may not be indicative of future results.

YEAR 2000

        We completed an assessment of the hardware, software and network components of our information technology systems. We have replaced all of our 22 CPUs with those that, according to manufacturers' representations, are Year 2000 compliant. We also purchased a new server less than a year ago which, according to manufacturer's representations, is Year 2000 compliant. The operating systems we use are Windows 95 and Microsoft Office 97, which are both Year 2000 compliant according to manufacturers' representations. We have upgraded our network as well.

        New accounting and operational "SBT" software has been obtained and installed which, according to manufacturer's representations, is Year 2000 compliant. Peripheral operational software, which was customized, has been reviewed for integration with the "SBT" accounting and operational software. Due to our shift to licensed promotions customized software previously required did not have to be completely rewritten. FoxPro which houses the additional database required to operate the customized software has been upgraded to Version 6.0 which, according to manufacturer's representations, is Year 2000 compliant. We retained a Year 2000 compliance service provider (the "Compliance Service Provider") to make the required changes and integrate this software accordingly. This work has been undertaken by the Compliance Service Provider, and has been installed as of this writing. As of the date of this Form 10-QSB we have not experienced any material Y2K problems in either our operational or financial systems.

        We utilize two third-party subcontractors. One is a fulfillment facility and the other a data collection house. We have historically provided the software needed to support these two functions. This software has been upgraded by the Compliance Service Provider to be Year 2000 compliant. Both subcontractors have provided us with assurances that their hardware is Year 2000 compliant. We have executed transactions with both third party sub-contractors subsequent to January 1, 2000 and we have experienced no Y2K related problems.

        The original budget for Year 2000 compliance work was $50,000. As of November 30, 1999, we had incurred expenses of $62,400. We have revised this budget to $75,000.

        We believe we have taken appropriate steps to be Year 2000 compliant. We still have in place a contingency plan to handle any risks that may still occur. However, we cannot assure you that problems will still not be encountered in connection with the date change from December 31, 1999 to January 1, 2000. We do not believe these problems will have a material adverse effect on operations.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On September 21, 1999, we sold a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000 which bears interest at 7% per annum, payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture is convertible at the option of Scientific Games for $ 2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares and convertible at our option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the Securities Act and the price of our common stock exceeds $3.00 per share. Such sale was exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(2) and /or Section 3(b) of the Securities Act.

        In connection with this placement, we paid Venture Partners Capital, LLC, a registered broker-dealer, a $62,000 cash fee and issued a seven-year warrant to purchase 226,020 shares of common stock at $1.25 per share, which was the market value of our stock when the warrants were granted. These warrants are exercisable during the term commencing November 27, 1999 and ending on September 27, 2006.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        Exhibit 27                Financial Data Schedule

(b)     Reports on Form 8-K       Filed on October 4, 1999 (Item 5: Other Events
                                  - Strategic Alliance and Sale of Subordinated
                                  Convertible Debenture)

                                 SIGNATURE PAGE

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2000

                                                         MDI ENTERTAINMENT, INC.
                                                                    (Registrant)

                                                        By:/s/ Steven M. Saferin
                                                        ------------------------
                                                               Steven M. Saferin
                                                   President and Chief Executive
                                                            Officer and Director
                                                   (Principal Executive Officer)


                                                    By:/s/ Kenneth M. Przysiecki
                                                    ----------------------------
                                                           Kenneth M. Przysiecki
                                 Chief Financial Officer, Secretary and Director
                                                   (Principal Financial Officer)