Form 10QSB
period 2000-02-29
MDI ENTERTAINMENT INC
filed 2000-04-14
CIK 1045080

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000


[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                  to


                         Commission File Number: 0-24919

                             MDI Entertainment, Inc.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                        73-1515699
          --------                                        -----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

As of April 12, 2000, 8,986,459 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                               ---   -

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                      INDEX


                                                                                                     Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements............................................................................1

    Consolidated Balance Sheets as of February 29, 2000 (unaudited) and May 31, 1999....................1

    Consolidated Statements of Operations (unaudited) for the nine months ended
    February 29, 2000 and February 28, 1999.............................................................2

    Consolidated Statements of Operations (unaudited) for the three months ended
    February 29, 2000 and February 28, 1999.............................................................3

    Consolidated Statement of Shareholders' Deficit for the nine months ended
    February 29, 2000 (unaudited) and May 31,1999.......................................................4

    Consolidated Statements of Cash Flows (unaudited) for the nine months ended
    February 29, 2000 and February 28, 1999.............................................................5

    Notes to Unaudited Consolidated Financial Statements................................................6


Item 2. Management's Discussion and Analysis...........................................................11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................................22

    Signatures.........................................................................................23


Item 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                         February 29,         May 31,
                                                             2000              1999
                                                         -------------      ------------
                                                         (unaudited)         (audited)
ASSETS

Cash and cash equivalents                                   $ 498,257         $ 340,350
Accounts receivable                                         1,162,389           817,614
Inventory                                                     158,502            57,596
Other current assets                                          212,823            58,253
                                                         -------------      ------------
        Total current assets                                2,031,971         1,273,813

Property and equipment, net                                   153,190           106,022
                                                         -------------      ------------

Pre-acquisition costs (Note 8)                                264,280                 -
Licensing costs, net                                          279,285           189,488
Other, net (Note 3)                                           197,359           260,039
                                                         -------------      ------------
        Total other assets                                    740,924           449,527
                                                         -------------      ------------

        Total assets                                       $2,926,085        $1,829,362
                                                         =============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable                                            $ 634,410         $ 364,909
Accrued liabilities                                           101,545           369,279
Current portion of long-term debt                              54,000           365,911
Note payable to shareholder                                   153,752                 -
Deferred revenue (Note 2)                                           -           268,405
Billings in excess of costs and estimated earnings
     on uncompleted contracts (Note 2)                      1,603,776         1,695,886
Dividends payable                                               7,220                 -
                                                         -------------      ------------
        Total current liabilities                           2,554,703         3,064,390

Long-term debt, less current portion above                      4,500           229,702
Note payable to shareholder, less current portion above       137,831                 -
Minority interest                                                   -            34,927
Subordinated convertible debenture (Note 4)                   534,375                 -
                                                         -------------      ------------
        Total liabilities                                   3,231,409         3,329,019

Common stock                                                    8,986             7,777
Convertible preferred stock-Series A                                1                 -
Additional paid-in capital                                  2,065,644           348,348
Accumulated deficit                                        (2,370,791)       (1,855,782)
                                                         -------------      ------------
                                                             (296,160)       (1,499,657)
       Treasury stock, at cost                                 (9,164)                -
                                                         -------------      ------------

       Total shareholders' deficit                           (305,324)       (1,499,657)
                                                         -------------      ------------

       Total liabilities and
         stockholders' deficit                             $2,926,085        $1,829,362
                                                         =============      ============


                 The accompanying notes are an integral part of these consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                      Nine months ended
                                                             February 29, 2000 and February 28, 1999
                                                                  2000                  1999
                                                             ---------------       ---------------
                                                              (unaudited)           (unaudited)

Revenues                                                        $ 4,166,995           $ 6,028,324

Cost of revenues                                                  2,627,181             3,234,381
                                                             ---------------       ---------------

    Gross profit                                                  1,539,814             2,793,943

Selling, general and administrative expenses                      2,020,077             1,586,521
                                                             ---------------       ---------------

     Operating profit (loss)                                       (480,263)            1,207,422

Interest expense (income), net                                       35,592                (7,470)
Other income (Note 9)                                               (60,000)                    -
Minority interest                                                         -                  (243)
                                                             ---------------       ---------------

     Income (loss) before provision for income taxes               (455,855)            1,215,135

Provision for income taxes (Note 5)                                   4,169                54,883
                                                             ---------------       ---------------

     Net income (loss)                                            $(460,024)          $ 1,160,252
                                                             ===============       ===============


Basic earnings (loss)
   per common share (Note 6)                                      $   (0.06)          $      0.15

Diluted earnings (loss)
   per common share (Note 6)                                      $   (0.06)          $      0.14



                       The accompanying notes are an integral part of these consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  Three months ended
                                                          February 29, 2000 and February 28, 1999
                                                               2000                 1999
                                                          ---------------      ---------------
                                                           (unaudited)          (unaudited)

Revenues                                                       $ 939,779          $ 1,922,071

Cost of revenues                                                 690,322            1,066,174
                                                          ---------------      ---------------

    Gross profit                                                 249,457              855,897

Selling, general and administrative expenses                     836,042              554,951
                                                          ---------------      ---------------

     Operating profit (loss)                                    (586,585)             300,946

Interest expense, net                                             19,130                3,832
Other income (Note 9)                                            (60,000)                   -
                                                          ---------------      ---------------

     Income (loss) before provision for income taxes            (545,715)             297,114

Provision for income taxes (Note 5)                                2,169               23,685
                                                          ---------------      ---------------

     Net income (loss)                                         $(547,884)           $ 273,429
                                                          ===============      ===============


Basic earnings (loss)
   per common share (Note 6)                                   $   (0.06)           $    0.04

Diluted earnings (loss)
   per common share (Note 6)                                   $   (0.06)           $    0.03

                 The accompanying notes are an integral part of these consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT


                                                               For the nine months ended February 29, 2000
                                                                               (unaudited)
                                    ------------------------------------------------------------------------------------------------

                                             Shares                   Par Value $.001
                                    ------------------------ --------------------------------
                                           *
                                      Convertible     **      Preferred                        Additional
                                    Preferred Stock Common      Stock      Common   Treasury    Paid In     Accumulated
                                      Series A       Stock    Series A      Stock     Stock     Capital       Deficit        Total
                                    -------------  ---------- ----------  -------- --------- ------------- ------------- ----------

BALANCE, May 31, 1999                          -   7,776,500     $ -      $ 7,777      $ -    $ 348,348  $ (1,855,782) $ (1,499,657)

Proceeds from sale of
   Preferred stock - Series A, net
   of expenses of $356,400                 2,027           -       2            -        -    1,393,600             -     1,393,602

Imputed interest on
   convertible debenture (Note 4)              -           -       -            -        -      225,625             -       225,625

   Net loss                                    -           -       -            -        -             -     (460,024)     (460,024)

Dividends on preferred stock:
   Quarter ended 8/31/99                                                                                      (13,425)      (13,425)
   Quarter ended 11/30/99                                                                                     (26,868)      (26,868)
   Quarter ended 2/29/00                                                                                      (14,692)      (14,692)

Conversion of preferred stock to common   (1,012)  1,012,000      (1)       1,012        -       (1,011)            -            -

Stock options exercised:
   Common stock issued                         -     144,804       -          128        -       42,222            -         42,350
   Treasury stock resulting from
      cashless options                         -      13,794       -           31   (9,164)       9,133             -            -

Preferred stock dividend
   paid in common stock                        -      39,361       -           38        -       47,727             -        47,765

                                    ------------------------------------------------------------------------------------------------
BALANCE, February 29, 2000                 1,015   8,986,459     $ 1      $ 8,986  $(9,164) $ 2,065,644  $ (2,370,791)   $ (305,324)
                                    ================================================================================================


   *    5,000,000 shares of preferred stock authorized
   **  25,000,000 shares of common stock authorized


                   The accompanying notes are an integral part of these consolidated financial statements.




MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Nine months ended
                                                                         February 29, 2000 and February 28, 1999
                                                                             2000                1999
                                                                         --------------     ----------------
                                                                          (unaudited)          (audited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                      $ (460,024)         $ 1,160,252
     Adjustments to reconcile net income (loss) to net
         cash used for operating activities:
              Minority interest                                                     -                  (243)
              Depreciation and amortization                                    178,249               84,034
              Change in assets and liabilities:
                     Increase in accounts receivable                          (344,775)            (325,813)
                     Increase in pre-acquisition costs                        (264,280)                   -
                     (Increase) decrease in inventory                         (100,906)             232,657
                     Increase in licensing costs                              (234,448)            (124,985)
                     Increase in other assets                                  (91,891)            (233,238)
                     Increase (decrease) in accounts payable                   234,573              (55,525)
                     Decrease in accrued expenses                             (210,627)            (667,278)
                     (Decrease) increase in taxes payable                      (47,103)              55,729
                     Decrease in deferred revenue                             (268,405)          (1,058,423)
                     Decrease in billings in excess of costs
                         and estimated earnings on uncompleted contracts       (92,110)                   -
                                                                         --------------     ----------------

              Net cash used for operating activities                        (1,701,747)            (932,833)
                                                                         --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (80,765)             (13,754)
    Costs associated with sale of convertible preferred stock                 (356,400)                   -
                                                                         --------------     ----------------

              Net cash used for investing activities                          (437,165)             (13,754)
                                                                         --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Conversion of accrued commissions to note payable                                -              600,000
    Repayment of debt                                                         (245,531)            (173,496)
    Proceeds from exercise of common stock options                              42,350                    -
    Proceeds from sale of preferred stock                                    1,750,000                    -
    Proceeds from subordinated convertible debenture                           750,000                    -
                                                                         --------------     ----------------

           Net cash provided by
               financing activities                                          2,296,819              426,504
                                                                         --------------     ----------------

NET INCREASE (DECREASE) IN CASH                                                157,907             (520,083)

CASH, beginning of the period                                                  340,350              960,398

                                                                         --------------     ----------------
CASH, end of the period                                                      $ 498,257            $ 440,315
                                                                         ==============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                            $  30,583            $  14,120
         Income taxes                                                        $  64,079            $   1,502
    Non-cash items:
         Preferred stock dividend
             paid "in-kind" common stock                                     $  47,765            $       -
         Imputed interest on subordinated
             convertible debenture                                           $  10,000            $       -


                            The accompanying notes are an integral part of these consolidated financial statements.

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR PERIOD ENDED
                               FEBRUARY 29, 2000

1. PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

        Information in the accompanying interim consolidated financial statements and notes to the consolidated financial statements of MDI Entertainment, Inc. and subsidiaries (MDI or the Company) for the three and nine-month periods ended February 29, 2000 and February 28, 1999 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the year ended May 31, 1999.

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

        Revenues from the lottery game contracts that are greater than one year are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contract basis. This method is utilized as management considers cost incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of February 29, 2000, no losses were expected from existing contracts.

         The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.      OTHER ASSETS

         Other assets at February 29, 2000 primarily represented deferred financing costs related to the subordinated convertible debenture, described in
Note 4, which are being amortized over the life of the debenture (10 years) or when the debenture is converted into common stock if sooner.

4.      SUBORDINATED CONVERTIBLE DEBENTURE

        On September 21, 1999, the Company issued a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000. The Debenture bears interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture is convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances into an aggregate of 375,000 shares of common stock and convertible at the Company's option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeds $3.00 per share.

        Generally accepted accounting principles require that the interest rate on debt represent a fair market rate for "comparable" debt instruments. The Company has determined that a fair market rate for this debt would approximate 10% and, therefore, has discounted the carrying value of the liability, with the offsetting credit reflected as additional paid-in capital.

Face amount of  subordinated convertible debenture                     $750,000

Less:
Imputed interest discount (difference between 10%
fair market rate and 7% stated rate)                                   (225,625)
                                                                     -----------
Discounted debenture value                                             $524,375
Discount amortized through February 29, 2000                             10,000
                                                                     -----------
Balance at February 29, 2000                                           $534,375
                                                                     ===========

        Each quarter, the imputed interest for that quarter is amortized with a corresponding increase in the Debenture until it matures on September 21, 2009 or is converted into common stock.

5.      INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and tax return. SFAS No. 109 provides for recognition of deferred tax assets for all future deductible temporary differences that, more likely than not, will provide a future benefit. As of February 29, 2000 and May 31, 1999, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards. A valuation allowance for the full amount of this deferred tax asset since its utilization is not assured.

         The Company has significant federal and state net operating loss carry-forwards at February 29, 2000 and May 31, 1999. Due to such carry-forwards, the Company has reported minimum state income tax expense at February 29, 2000 and May 31, 1999, respectively.

6.      EARNINGS PER SHARE

        Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the fiscal period. Common share equivalents include dilutive stock options and warrants using the treasury method and the dilutive effect of the subordinated convertible debenture and the convertible Series A preferred stock.

        MDI had 525,729 and 276,250 common share equivalents for the three and nine-month periods ended February 28, 1999. The diluted share base for the three and nine-month periods ended February 29, 2000 excludes incremental shares of 3,182,061 related to convertible securities, stock options and warrants. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 2000. The number of shares used in the earnings per common share computations for the 2000 and 1999 periods are as follows:



                                          NINE MONTHS ENDED                     THREE MONTHS ENDED
                                          FEBRUARY 29, (28)                     FEBRUARY 29, (28)


                                 ------------------------------   -----------------------------------------
                                      2000             1999                2000                 1999
                                      ----             ----                ----                 ----
Basic:

Average number of common
   shares outstanding              8,035,884         7,776,500           8,544,999             7,776,500


Dilutive:

  Dilutive effect of options,
  warrants and convertible            Not                                   Not
  securities                       Applicable          276,250           Applicable              525,729


                                 ------------       -----------        ------------         -------------
Average dilutive common
shares outstanding                 8,035,884         8,052,750           8,544,999             8,302,229
                                 ============       ===========        ============         =============





7.      RECENT ACCOUNTING PRONOUNCEMENTS

        During 1999, the Financial Accounting Standards Board (FASB) issued FASB No.133, Accounting for Derivative Instruments and Hedging Activities, which provides new guidance relative to accounting for derivatives and hedging transactions. This pronouncement is effective for fiscal years beginning after June 15, 2000 (which was deferred through the issuance of SFAS No. 137). Management has determined that the Company currently has no transactions pending or contemplated that would be effected by FASB No.133.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition. SAB No. 101 was adopted by the Company on January 1, 2000. The cumulative effect of applying SAB No. 101 did not have a material effect on the Company's operating results or financial position upon adoption.


8.      PREACQUISITION COSTS

        Preacquisition costs represent legal, accounting and investment costs associated with the Company's anticipated merger with The Lottery Channel, Inc. It is anticipated that the merger will be completed before the end of the current fiscal year and these costs will be reclassified as goodwill on the Company's balance sheet as of that date.

9.      OTHER INCOME - SETTLEMENT

        The company as the plaintiff initiated litigation for which a settlement was reached for $60,000.

10.     SUBSEQUENT EVENT

        The company secured a line of credit for $500,000 with Fleet Bank in March, 2000. The line is one point below the Bank's prime rate.

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

GENERAL

        Our principal business has been the scratch ticket segment of the government lottery industry. We are a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and our lottery promotions feature such properties licensed by us. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo-bearing merchandise such as logo-bearing T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of Harley-Davidson(R), Harley-Davidson 1200 Sportster motorcycles.

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

        We derive over ninety-five percent (95%) of our revenues from lotteries in two distinct ways. First, we usually charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees are a fixed assessment while royalties are a percentage of the printing cost of the tickets. Contracts for licensed properties typically include an up-front license fee and a royalty based on the manufacturing costs of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. Ticket quantities, per lottery, range from about one million to as many as 60 million with an average quantity of about five million.

        Our primary source of lottery revenue is the sale of logo bearing merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the licensed property the lottery is utilizing. Typically, we purchase merchandise from other licensees of the property and resell the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance for which there are no separate charges.

        Our success is dependent on our ability to maintain and secure licensed properties and market these properties to lotteries. Our success also depends on the performance of the properties once they are introduced as lottery games to players. Our revenues fluctuate as individual license-based promotions commence or wind down and terminate. Our licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. The timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement and success of new promotions is unpredictable. Accordingly, period to period comparisons may not be indicative of future results.

        We are in continuous negotiations to obtain additional licensed properties and expect to reach several agreements over the next six to 12 months; however we cannot assure you that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.

RECENT DEVELOPMENTS

PROPOSED MERGER WITH THE LOTTERY CHANNEL

        We are currently in the process of satisfying the remaining conditions to our merger with The Lottery Channel, Inc. as of the date of this filing. Details of the merger agreement were previously reported in a current report on Form 8-K, filed on February 7, 2000. In anticipation of the merger, MDI Entertainment, Inc. and The Lottery Channel, Inc. have each hosted an orientation meeting. These meetings enabled employees from all locations and levels within both companies to meet in one place to discuss integration of marketing strategies, operations and current and future developments within the organizations. In addition to these orientation sessions, MDI Entertainment, Inc. and The Lottery Channel employees have jointly participated in lottery industry conferences. Future marketing strategy sessions are scheduled. We are hopeful of consummating the merger in the fourth quarter of our fiscal year, although certain conditions to closing have not yet been satisfied.

NEW CONTRACTS / LICENSES

        In the quarter ended February 29, 2000, there were numerous positive developments from a contract and licensing standpoint. During the three-month period ended February 29, 2000, we signed a total of 6 contracts, representing seven games to be introduced over the next twelve months. This is in addition to the 8 contracts for twenty-one games we reported last quarter.

        In addition to the signed agreements for new licenses last quarter with Michael Buffer's "Let's Get Ready to Rumble"(R) , "SPAM"(R) and
"Ray Charles"(R), this quarter we added "Greatest Sports Legends"(R), which includes twelve sports legends such as Willie Mays, Lou Gehrig and Jackie Joyner-Kersee. We also renewed "Hummer"(R) for an additional year through March, 2001.


                                                       Nine months ended February 29, 2000 and February 28, 1999
                                                       ---------------------------------------------------------

                                                            2000          %              1999        %
                                                           ------        ---            ------      ---

Total revenue                                           $ 4,166,995     100.0%        $6,028,324    100.0%

Cost of revenues                                          2,627,181      63.0%         3,234,381     53.7%
                                                       ----------------------------------------------------

   Gross profit                                           1,539,814      37.0%         2,793,943     46.3%


Selling, general and administrative expenses              2,020,077      48.5%         1,586,521     26.3%
                                                       ----------------------------------------------------

   Operating profit (loss)                                 (480,263)    -11.5%         1,207,422     20.0%

Interest expense                                             68,236       1.6%            11,034      0.2%
Interest income                                             (32,644)     -0.8%           (18,504)    -0.3%
Other income                                                (60,000)     -1.4%                 -      0.0%
Minority interest                                                 -       0.0%              (243)     0.0%
                                                       ----------------------------------------------------

   Net income (loss) before provision for income taxes     (455,855)    -10.9%         1,215,135     20.1%

Provision for income taxes                                    4,169       0.1%            54,883      0.9%
                                                       ----------------------------------------------------

   Net income (loss)                                     $ (460,024)    -11.0%        $1,160,252     19.2%
                                                       ====================================================

NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO NINE MONTHS ENDED
FEBRUARY 28, 1999

        Results for the nine months ended February 29, 2000 reflect revenue of $4,167, 000 as compared to $6,028,300 for the same period in 1999. This decrease in revenue is a result of several factors. Among those factors was our inability earlier in the year to generate significant interest in properties other than Harley Davidson(TM) or Wheel of Fortune(TM) that would have resulted in additional third quarter revenue.

        While we are disappointed with our performance for the quarter and year to date, our revamped sales and marketing efforts and strategic alliance with Scientific Games, Inc. are beginning to yield significant results as evidenced by our contract backlog.

        We currently have signed contracts that are expected to generate gross revenues of over $2.5 million that have launched or are expected to launch during the fourth quarter and signed contracts that are expected to generate an additional $3.3 million in gross revenues that are expected to launch some time in fiscal 2001. Actual revenue recognition for these contracts will vary depending on actual launch dates and the duration of the game, but we are greatly encouraged by the backlog and diverse properties it represents.

        We have successfully expanded lotteries acceptance of licensed games away from just Harley Davidson(R) and Wheel of Fortune(R). This backlog contains contracts for no less than 10 different properties including Harley Davidson(TM) and Wheel of Fortune(R)

        Among the new properties scheduled to launch are Betty Boop(R); Spam(R), Jacks or Better(R) Louisville Slugger(R), NASCAR drivers including Dale Ernhardt, Sr. and Jr., Bill Elliot, Jeff Burton and Matt Kinseth, The Pink Panther(R) and Ray Charles(R). This breadth of properties will continue to expand our sales and marketing opportunities with our lottery customers.

         Revenue during the nine month period ended February 29, 2000 was derived primarily from sales based on three entertainment-based or brand name properties, including Harley-Davidson(TM) (50% of revenue), Wheel of Fortune(R) (18% of revenue) and Times Square 2000 (11% of revenue). The remaining 21% of revenue resulted from six other entertainment-based or branded name properties and newer licensed properties being utilized.

         Cost of revenue as a percentage of revenue was 63% ($2,627,181) for the nine months ended February 29, 2000 compared to 53.7% ($3,234,381) for the same period in 1999. This was a 3% cumulative increase over the first six months ended November 30, 1999, primarily due to the lower sales volume of this past quarter which resulted in a higher cost to revenue relationship.

         Gross profit dipped back below our corporate goal of 40% to 37% ($1,539,800) for the nine months ended February 29, 2000 compared to 46.3% ($2,793,900) for the same period in 1999. Lower sales were primarily responsible for the decreased gross profit percentage.

         Selling general and administrative expenses were $2,020,100 (48.5% of revenues) for the nine months ended February 29, 2000 compared to $1,586,500 (26.3% of revenue) for the same period in 1999. Many of the costs in this area are fixed, therefore a decline in sales greatly affects the percentage of these costs to revenue. Several cost areas however are specifically attributable to the $434,000 increase in absolute dollars. Promotional marketing costs increased by $101,000 and outside consulting increased by $74,000. Both of these areas increased for the purpose of securing new business and licenses. Legal expenses increased $77,000 over the same period last year and $52,000 of such amount was for securing a settlement in a litigation in which we were the plaintiff. A settlement for $60,000 (included in other income) was secured as a result of the litigation. SEC related expenses were approximately $72,000 higher than in the same period last year due to significant additional reporting this fiscal year. Major fixed expense increases were for salaries and employee benefits, up $50,000 (or 6.3% on an annualized basis) compared to the same period last year.

         The operating loss was ($480,300) for the nine months ended February 29, 2000 compared to an operating profit of $1,207,400 for the same period in 1999. This was principally due to the factors described above.

         Interest expense was $68,200 for the nine months ended February 29, 2000 compared to $11,000 for the same period in 1999. Approximately $30,100 of the increase is attributable to interest on the note for $600,000 discussed in detail in "Liquidity and Capital Resources." The remaining $33,300 was for interest on the convertible subordinated debenture discussed in detail in "Liquidity and Capital Resources."

         Interest income was $32,600 for the nine months ended February 29, 2000 compared to $18,500 for the same period in 1999. This increase is discussed in detail in "Liquidity and Capital Resources" and is primarily related to higher levels of cash.

         Other income was $60,000 for the nine months ended February 29, 2000 compared to $0 for the same period in 1999. The entire amount represents the receipt by us of a settlement of the litigation referred to above.

         For reasons set forth above, we had a loss before taxes of ($455,900) for the nine months ended February 29, 2000 compared to a profit before taxes of $1,215,100 for the same period in 1999.


                                                       Three months ended February 29, 2000 and February 28, 1999
                                                       ----------------------------------------------------------

                                                             2000         %             1999        %
                                                            ------       ---           ------      ---

Total revenue                                             $ 939,779     100.0%       $1,922,071    100.0%

Cost of revenues                                            690,322      73.5%        1,066,174     55.5%
                                                       ---------------------------------------------------

   Gross profit                                             249,457      26.5%          855,897     44.5%


Selling, general and administrative expenses                836,042      89.0%          554,951     28.9%
                                                       ---------------------------------------------------

   Operating profit (loss)                                 (586,585)     62.5%          300,946     15.6%

Interest expense                                             30,324       3.2%           10,549      0.5%
Interest income                                             (11,194)     -1.2%           (6,717)    -0.3%
Other income, net                                           (60,000)     -6.4%                -      0.0%
                                                       ---------------------------------------------------

   Net income (loss) before provision for income taxes     (545,715)    -58.1%          297,114     15.4%

Provision for income taxes                                    2,169       0.2%           23,685      1.2%
                                                       ---------------------------------------------------

   Net income (loss)                                     $ (547,884)    -58.3%        $ 273,429     14.2%
                                                       ===================================================

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

       Results for the three months ended February 29, 2000 reflect revenue of $939,800 as compared to $1,922,100 for the same period in 1999. This revenue decrease of $982,300 is due to several factors.

       While we are disappointed with our performance for the quarter and year to date, our revamped sales and marketing efforts and strategic alliance with Scientific Games, Inc. are beginning to yield significant results as evidenced by our contract backlog.

       We currently have signed contracts that are expected to generate gross revenues of over $2.5 million that have launched or are expected to launch during the fourth quarter and signed contracts that are expected to generate an additional $3.3 million in gross revenues that are expected to launch some time in fiscal 2001. Actual revenue recognition for these contracts will vary depending on actual launch dates and the duration of the game, but we are greatly encouraged by the backlog and diverse properties it represents.

       We have successfully expanded lotteries acceptance of licensed games away from primarily Harley Davidson(R) and Wheel of Fortune(R). This backlog contains contracts for no less than 10 different properties including Harley Davidson(R) and Wheel of Fortune(R)

       Among the new properties scheduled to launch are Betty Boop(R);
Spam(R), Jacks or Better(R) Louisville Slugger(R), NASCAR drivers including Dale Ernhardt, Sr. and Jr., Bill Elliot, Jeff Burton and Matt Kinseth, The Pink Panther(R) and Ray Charles(R). This breadth of properties will continue to expand our sales and marketing opportunities with our lottery customers.

       Revenue during the three-month period ended February 29, 2000 was derived primarily from sales based on brand name properties including Harley
Davidson(R) (39% of revenue), Times Square 2000 (27% of revenue) and Wheel of Fortune(R) (21% of revenue). The remaining 13% of sales resulted from primarily two other properties. One of the properties was Betty Boop(R), which launched for the first time this quarter in Wisconsin.

       Cost of revenue as a percentage of revenue increased to 73.5% for the three months ended February 29, 2000 compared to 55.5% for the same period in 1999. The higher percentage of cost of revenue for this period ended February 29, 2000 was primarily due to two factors. First, although most costs are variable and attributable to specific contracts, we had fixed costs of approximately $51,000 which due to lower sales volume were not absorbed, therefore disproportionately increasing the cost of revenue percentage for this quarter. Second, one of the Company's contracts that began last quarter and ended this quarter incurred additional costs due to a contract change that resulted in a contract loss for this quarter but remained profitable over the contract term. These two factors increased the cost of revenue percentage by 13.6%. Therefore the cost of revenue percentage would have been 59.5% for the three months ended February 29, 2000.

         Gross profit decreased in the three months ended February 29, 2000 to $249,500 (26.5% of revenue) for the reasons discussed above, compared to $855,900 (44.5% of revenue) for the same period in 1999.

         Selling general and administrative expenses were $836,000 (88.9% of revenue) for the three months ended February 29, 2000 compared to $555,000 (28.9% of revenue) for the same period in 1999. Many costs in this area are fixed, therefore a decline in sales greatly affects the percentage of these costs to revenue. However there was also a significant increase in these costs overall by $281,000.

         The increase in selling, general and administrative expenses for the three months ended February 29, 2000 was primarily in four areas. Promotional marketing costs increased by $58,000 and outside consulting increased by $34,000. Both of these areas increased for the purpose of securing new business and licenses. Legal expenses increased by $60,000 of which $52,000 was for securing a settlement in a litigation in which we were the plaintiff. A settlement for $60,000 (included in other income) was secured as a result of the litigation. SEC related expenses were approximately $50,000 higher due to significant reporting and investor relations activity this quarter. Salaries and employee benefits, the major fixed expense area, increased by $43,000 (a 6.3% increase on an annualized basis).

         The operating loss was ($586,600) for the three months ended February 29, 2000 compared to an operating profit of $300,900 for the same period in 1999. This was principally due to the factors described above.

         Interest expense was $30,300 for the three months ended February 29, 2000 compared to $10,500 for the same period in 1999. Approximately $18,800 of this increase was for interest on the convertible subordinated debenture discussed in detail in "Liquidity and Capital Resources."

         Interest income was $11,200 for the three months ended February 29, 2000 compared to $6,700 for the same period in 1999. This increase was primarily due to our cash position during this quarter.

         Other income was $60,000 for the three months ended February 29, 2000 compared to $0 for the same period in 1999. The entire amount represents the settlement of the litigation referred to above.

         For the reasons set forth above, we had a loss before taxes of ($545,700) for the three months ended February 29, 2000 compared to a profit before taxes of $297,100 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of February 29, 2000, we had cash and cash equivalents of $498,300 compared to $440,300 as of the same period in 1999.

        As of February 29, 2000, we had a net working capital deficit of $527,700. However, included in current liabilities is $1,603,800 of "billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., revenue which we have already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise before a game drawing occurs). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and incur subsequent fulfillment costs relative to this revenue, which generally approximates 50% of this revenue, and without such liability, working capital would have been $274,200.

        Our indebtedness as of February 29, 2000 was $350,083 primarily represented by a note with a remaining balance of $291,583, payable to Steven Saferin, President and CEO. This note originated from the conversion of $600,000 of accrued commissions into a note with an outside third party in January 1999. On January 19, 2000 Mr. Saferin exchanged a portion of his restricted stock in exchange for the remaining principal of the note. The note was rewritten at a 8% interest rate instead of 10.75% and extended its maturity to December 1, 2001 from December 15, 2000. This reduced the monthly payment from $27,895 to $14,294. Mr. Saferin did this to facilitate an easier closing with Fleet bank on our recently acquired line of credit and to improve cash flow.

        The cash requirements of funding our growth have historically exceeded cash flow from operations. Accordingly, we have satisfied our capital needs primarily through debt and equity financing, as well as cash flow from operations. Therefore, to address our immediate needs, we have entered into an agreement for a $500,000 line of credit in March, 2000 with Fleet Bank. This line is secured by liens on substantially all of our assets. Interest on the line is at one point below the Bank's prime rate.

        We do not have any specific capital commitments and do not currently anticipate making any substantial expenditure other than in the normal course of business except in connection with the contemplated acquisition of The Lottery Channel, Inc. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments. Several such licenses have been obtained recently at a cost of $15,000 and others are in the final stages of negotiations.

LICENSED PROPERTIES

The following sets forth the recent developments relating to properties licensed by us for use in lotteries:

        We have entered into a three-year agreement with Legends Enterprises, Inc. for the worldwide rights to "Greatest Sports Legends"(R) which includes twelve sports legends such as Willie Mays, Lou Gehrig and Jackie Joyner-Kersee.

        Our Wheel of Fortune(R) license expired in November 1999. However, Wheel of Fortune(R) representatives have agreed to extend this license for two additional years and we are awaiting the formal agreement. Two additional lotteries have agreed to launch Wheel of Fortune(R) games during the fiscal year ending May 31, 2000.

        Our Star Trek(R) property, which has been used by a total of ten lotteries, had declined in popularity. This license expired in November 1999.

        We have entered into a three-year licensing agreement with Universal Spaceworks LLC for the North American, Australian, New Zealand and Israeli rights to Heroes of Space(R). Heroes of Space(R) is a group of 16 former astronauts aligned to call attention to the U.S. Space program and their participation.

        We have entered into a 30-month contract with MGM Consumer Products for U.S. rights to James Bond 007(R), The Pink Panther(R) and The Outer
Limits(R).

        We have entered into a three-year agreement with CBS Cable for U.S. rights to cable networks TNN and CMT.

        We have entered into a three-year agreement with King Features Syndicate for the worldwide rights to Betty Boop(R) and associated characters.

        We have entered into a two-year agreement with Hormel Foods Corp. for the North American rights to SPAM(R).

        In addition, we entered into a three year agreement for worldwide rights to Michael Buffer's "Let's Get Ready to Rumble"(R) and a one year agreement with "Ray Charles"(R) with two 1-year options to renew.

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




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        Exhibit 27                   Financial Data Schedule

(b)     Reports on Form 8-K          Filed on February 7, 2000 (Item 5: Other
                                     Events - Merger Agreement with The Lottery
                                     Channel, Inc.)

                                 SIGNATURE PAGE

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2000




                                                         MDI ENTERTAINMENT, INC.

                                                                    (Registrant)


                                                 By:       /s/ Steven M. Saferin
                                                 -------------------------------
                                                               Steven M. Saferin
                                                   President and Chief Executive
                                                            Officer and Director
                                                   (Principal Executive Officer)


                                                 By:   /s/ Kenneth M. Przysiecki
                                                 -------------------------------
                                                           Kenneth M. Przysiecki
                                 Chief Financial Officer, Secretary and Director
                                                   (Principal Financial Officer)