Form 10KSB
period 2000-05-31
MDI ENTERTAINMENT INC
filed 2000-09-12
CIK 1045080

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one):

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934.

                     For the fiscal year ended May 31, 2000.

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

               ---------------------------------------------------
                                (Title of Class)

================================================================================

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $ 5,498,485
                                                              -----------

     Aggregate market value of voting stock held by non-affiliates of registrant as of August 23, 2000: $17,285,604
                        ----------
     Shares of Common Stock outstanding as of August 23, 2000: 9,796,069
                                                              ----------


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

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis of Plan of Operation

Item 7.  Financial Statements

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

     This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of MDI Entertainment, Inc. together with its subsidiary (referred in this report as "we","us" and "our") with respect to (i) our financing plans,
(ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis of Plan of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences. See "Description of Business--Risk Factors--All forward-looking statements should be read with caution."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


     MDI Entertainment, Inc. specializes in creating, marketing and implementing entertainment-based promotions to North American lotteries. Our principal business has been the scratch ticket segment of the government lottery industry, although we have run on-line entertainment-based promotions with a lotto and daily numbers type games featuring our licensed Harley-Davidson(R) logo. Our lottery promotions feature well-known brand names and entertainment properties licensed to us and designed to attract new lottery players while providing a new experience for existing lottery players. Our current promotions feature a wide variety of such brand names and entertainment properties including:

o       Wheel of Fortune(R)
o       Jeopardy(TM)
o       Harley-Davidson(R)
o       Twilight Zone(TM)
o       Times Square 2000(TM)
o       Betty Boop(TM)
o       Louisville Slugger(R)
o       Dick Clark's American Bandstand(R)
o       The Nashville Network(R)/TNN
o       Country Music Television(R)/CMT
o       Heroes of Space(TM)
o       James Bond 007(TM)
o       The Pink Panther(TM)
o       The Outer Limits(TM)
o       Dale Earnhardt(R)
o       Dale Earnhardt, Jr.(R)
o       Jeff Burton(R)
o       Mark Martin(R)
o       Bill Elliott(R)
o       Matt Kenseth(R)
o       Let's Get Ready To Rumble(R)
o       Hummer(R)
o       Sports Legends(R)
o       Ray Charles(R)
o       SPAM(R)
o       CowParade(R)
o       Hollywood Sign(TM)and Hollywood Walk of Fame(TM).
o       Elvis Presley(R)

     The scratch tickets feature the licensed properties, usually displaying a scene and/or logo from the entertainment-based and brand name properties. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as Harley-Davidson(R) T-shirts and caps, and other related merchandise such as posters, money clips, telephones and, in the case of Harley-Davidson(R), Harley-Davidson 1200 Sportster motorcycles. We currently derive most of our revenues from the sale to the lotteries of such merchandise. Merchandise associated with the licensed properties accounted for 87% of revenues for the fiscal year ended May 31, 2000 and 90% of revenues for the fiscal year ended May 31, 1999.

     We offer a full range of services, including ticket and point of sale design, prize structure development, promotional event planning, market research, fulfillment services, customer service support and second chance drawing assistance.

RECENT DEVELOPMENTS

TERMINATED MERGER

     On January 26, 2000, we entered into an Agreement and Plan of Merger with the Lottery Channel, Inc. This merger agreement contemplated that we would acquire Lottery Channel, a company incorporated in Delaware in 1986 as an entertainment company providing cable television programming focusing on state-sponsered lotteries. It has been operating from production studios at Century III at Universal Studios in Orlando, Florida since April 1997. Headquartered in Cincinnati, Ohio, Lottery operates two websites, www.lottery.com and www.gameland.com, headquartered in Cincinnati, Ohio and Richmond, Virginia, respectively. Persuant to the merger agreement, among other things, (a) Lottery Channel would have been merged into MDI Acquisition, Inc.(b) each outstanding share of Lottery Channel common stock at the effective time of the merger (other than shares held in Lottery Channel's treasury) would have been converted into one share of our common stock and (c) each option or right to acquire Lottery Channel common stock would have become an option or right to acquire one share of our common stock, with an aggregate of 13,000,000 shares of our common stock to be issued to current stockholders of Lottery Channel or reserved for issuance to holders of options or rights of Lottery Channel.

     On August 25, 2000, we sent a notice of termination to Lottery Channel terminating the Merger agreement. Subsequently, by letter dated August 28, 2000, Lottery Channel responded by purporting to terminate the merger agreement due to our breach. The letter claimed that we are responsible for all cost and expenses incurred in connection with the transaction. We dispute this assertion. Discussions concerning a possible alternative transaction have been terminated.

     We will pursue alternative Internet strategies. Over the past six months, discussions with potential strategic investors have made it very apparent to us that the value of our licensed lottery brands and our ability to aggregate data on lottery players through our second-chance drawings provides us an ideal platform for crafting an Internet strategy that is not solely dependent on the retail sales of lottery tickets over the Internet.

     It is our intention to continue to work with lotteries and suppliers to the industry, including our strategic partner Scientific Games International to develop extended play Internet accessible games from our brands and to assist lotteries and others in compiling data to initiate one-to-one communications with their players through the Internet.

     We are is uniquely situated to execute this business plan and exploit this marketplace as it relates to lotteries and their players. Our 30 lottery licenses for well-known entertainment properties, cultural icons and personalities provide us with the largest single library of proprietary lottery game content in the world.

     We regularly receive millions of entries for our second-chance drawings. That data, subject to the lottery's privacy policy and the players' consent can be retrieved, stored and shared with lotteries to enable them to use the Internet to communicate with their players. We believe the execution of this strategy will provide us with far greater potential to increase shareholder value through lottery Internet applications.

     We have written off approximately $727,000 of expenses relating to the proposed merger transaction.
                                       -2-

NEW LICENSES

     In the past year we have entered into 11 new licenses and renewed three licenses.

ELVIS PRESLEY(R): He has been named "Entertainer of the Century" and "Artist of the Century" and he is forever the "King of Rock and Roll." Elvis Presley also represents a licensed entertainment property for which there is significant pent-up demand among lottery customers. July 2000 represented a milestone in our business as we successfully concluded a four-year initiative and entered into a three-year agreement with Elvis Presley Enterprises, Inc. to license Elvis Presley lottery promotions to lotteries throughout the world. VIP trips to Elvis Presley's Graceland in Memphis will be a cornerstone of lottery promotions developed around the brand, and a wide selection of Elvis merchandise will be used in the promotions.

HOLLYWOOD SIGN(TM) AND HOLLYWOOD WALK OF FAME(TM): We have entered into a three-year agreement with the Hollywood, California Chamber of Commerce, through Global Icons, Inc., to represent the brands that are recognized worldwide as the umbrella symbols of the American entertainment industry - the Hollywood Sign and the Hollywood Walk Of Fame. Our contract includes the rights to use the names of many of the famous celebrities whose achievements have been recognized with stars on the Walk Of Fame. These rights are worldwide.

DALE EARNHARDT(R) AND OTHER NASCAR(R) DRIVERS: Sports icons represent one of our categories of lottery entertainment and there is arguably no more popular spectator sport in the United States than NASCAR Winston Cup Series auto racing, with its millions of fiercely loyal fans who spend hundreds of millions each year on driver merchandise. As we continue to pursue rights to represent the NASCAR brand, we moved forward into the category by entering into agreements with six of the most popular and successful drivers on the NASCAR circuit. The group is led by the driver whose merchandise makes up the lion's share of sales of all NASCAR-related consumer goods, "The Intimidator" Dale Earnhardt, who is seeking a record-breaking eighth Winston Cup Series title in the 2000 racing season. Other drivers in the group include "Little E" Dale Earnhardt, Jr., "Million Dollar Bill" Elliott, Mark Martin, Jeff Burton and the leading candidate for Rookie Of The Year in Winston Cup racing this season, Matt Kenseth. The agreement with the drivers is for two years. In the final quarter of fiscal year 2000, the Wisconsin Lottery became the first to launch an instant scratch game called Race For Cash, featuring four of the drivers.

RAY CHARLES(R) -- we have entered into a one year agreement, with two one year options, with the legendary musical artist Ray Charles, whose popularity transcends generations, transcends music categories and transcends global boundaries. The innovative contract with Mr. Charles adds a new element to our exclusive lottery product offerings. In addition to developing lottery games featuring Ray Charles, we provide lotteries and their advertising agencies with exclusive access to Mr. Charles for the purpose of developing corporate advertising campaigns for their lotteries. During the last fiscal year, three such campaigns were produced or contracted for by the Georgia Lottery, New Jersey Lottery and Wisconsin Lottery. Additionally, the Georgia Lottery introduced a Ray Charles "Georgia On My Mind" instant scratch game.

SPAM(R): We have entered into a two-year contract with Hormel through the Beanstalk Group to represent SPAM, canned luncheon meat-turned-worldwide pop culture icon. With humor an integral part of the Hormel marketing strategy for SPAM, the brand provides us with a property that fits one of the established categories of instant scratch tickets - whimsical, fun themes. The Minnesota Lottery became the first to offer a SPAM scratch ticket during fiscal year 2000, enjoying successful sales and positive press, including a feature on CNN.

LET'S GET READY TO RUMBLE(R): If there is a significant competition for which promoters want to generate crowd excitement these days, chances are good that the competition will begin with a tuxedoed Michael Buffer making an appearance and intoning, "Ladies and gentlemen. Let's get ready to rumble!" Capitalizing on his status as the world's most famous ring announcer, we have entered into a three-year agreement with Michael Buffer Enterprises to represent Mr. Buffer and his famous sports preamble as a lottery game theme. We will also manage Mr. Buffer's participation in lottery advertising related to the brand. We expect this property to be successful both as a sports icon and as a pop culture icon.

COWPARADE(R): With its phenomenal growth as a pop culture art event over the past two years, and the fact that bovine images are often incorporated into whimsical lottery games with names like "Cash Cow" and "Moolah Mania", we have entered into a two-year agreement for CowParade(R) through King Features Syndicate. The contract will enable lotteries to incorporate images of "cow art" that are created for various CowParade public art exhibits into CowParade instant scratch games.

RETAINED LICENSES

HARLEY-DAVIDSON(R): The world's hottest licensed lottery property over the past three years will continue to bring lottery players fun, entertainment and the chance to win a Harley-Davidson motorcycle in the current fiscal year and beyond. Harley-Davidson Motor Company, Inc. has notified us of its intent to renew its existing licensing agreement with us beyond the current expiration date of December 31, 2000. The renewal contract is currently being negotiated with Harley-Davidson's licensing agent, The Beanstalk Group.

WHEEL OF FORTUNE(R)AND JEOPARDY!(TM): We have reached an agreement with Columbia Tristar Television, a division of Sony Picture Studios, to renew its contract to represent the popular game show themes, Wheel of Fortune and Jeopardy!, to the lottery industry. The renewal contract is currently being drafted.

TWILIGHT ZONE(TM): Another one of our original licensed properties, the legendary science fiction brand Twilight Zone, has been approved in principal for renewal by Viacom Consumer Products. Terms of the renewal are now under review by Viacom and CBS Cable.

     We cannot assure you if these contracts will be negotiated on the same terms or if the contract renewals will be successful.

MARKET EXPANSION

     We continue to seek opportunities to expand the market for our licensed lottery properties. During the fiscal year 2000 we added six North American lottery jurisdictions to our growing customer base: Atlantic (Canada) Lottery, Georgia Lottery, Kentucky Lottery, Minnesota Lottery, New York Lottery and Western Canada Lottery.

     We continue to seek entertainment and cultural icon properties with worldwide consumer appeal, in addition to properties with regional appeal in off-shore geographical locations. We expect that two of our recently acquired properties, Elvis Presley and Hollywood, will provide the company with very compelling offerings for the international market. Additionally, we are negotiating with King Features Syndicate to extend the territory of our rights to the Betty Boop property to take advantage of international lottery opportunities. We have established a relationship with executives representing all of the provincial lotteries in China, and hosted a delegation at our Hartford offices in July, 2000. We are currently exploring opportunities to market our properties throughout China.

     Our strategic alliance with leading lottery supplier, Scientific Games International, continues to create new opportunities to reach off-shore markets. MDI and Scientific Games jointly exhibited in Glasgow, Scotland in June 2000 at the inaugural conference of the newly established World Lottery Association. Additionally, we initiated meetings with Camelot, Ltd., which manages games for the Great Britain Lottery, to explore marketing opportunities in Great Britain.

EXTENSION OF SERVICES

     The acquisition of licenses for celebrities Ray Charles and Michael Buffer has created a new business opportunity for us, providing exclusive and affordable access to well-known commercial spokespersons for use in lottery advertising campaigns that may or may not be directly associated with licensed lottery games. During fiscal year 2000, three such campaigns were initiated or produced for introduction in fiscal year 2001 featuring entertainer Ray Charles. Wisconsin and Georgia Lotteries utilized Mr. Charles for corporate image advertising. The New Jersey Lottery acquired the services of Mr. Charles to initiate a new umbrella advertising campaign and theme song ("For Every Dream There's A Jackpot") during its 30th anniversary celebration.

     We continue to capitalize on our internal resources to extend new marketing support services to our lottery customers, as part of our lottery contracts. In fiscal 2000, several lotteries have utilized our expertise in the area of lottery marketing, advertising and print production to purchase collateral advertising for their licensed game promotions through us. We also continue to offer consumer research services to our lottery customers.

     We have realized new operational efficiencies during fiscal year 2000 by incorporating Internet communication into our product development functions, saving time and shipping expenses by introducing Internet file transfer protocol and e-mail to facilitate product and promotion review and approvals between MDI and lotteries, ad agencies, ticket printers and licensors.

PRODUCT AND SERVICE MARKETING

     Our role as the leading supplier of licensed properties to the lottery industry is firmly in place. We have now done business with over 80% of the North American lottery industry. Since September 1, 1999, over 40 new MDI licensed lottery promotions have been initiated or are in final planning stages and expected to be launched in fiscal years 2000 and 2001 in 24 lottery jurisdictions, including 13 lotteries which previously had not purchased licensed promotions from us. See "Contracts with Lotteries."

     A new opportunity for us to strengthen our relationship with domestic lotteries arose during calendar 2000 when NASPL, the North American lottery trade organization, changed its previous policy of seeking underwriting support from lottery suppliers via sponsorships at its annual conference and trade show. In January 2000 NASPL launched a new trade journal (including a feature article about MDI), a monthly publication of news about industry activity and issues. Beginning in September 2000, the magazine will accept advertising from lottery suppliers. We have entered into a one-year contract for the outside back cover of the magazine, the premier advertising space in the publication

     During fiscal 2000 we strengthened our marketing communications resources by establishing a relationship with The George Group, a Florida-based public relations firm whose principal was the Communications Director of the Florida Lottery for over 12 years. The Internet has opened another new marketing communications channel for us. In July 2000, we introduced a weekly e-mail newsletter for lottery professionals, focused on news about our licensed lottery properties. Each week over 700 lottery professionals around the world are receiving the newsletter via e-mail distribution to their desktops.

INDUSTRY OVERVIEW

     State, local and foreign governmental authorities operate lotteries and their licensees in over 155 jurisdictions. Governments use lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues frequently are designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on lotteries as a significant source of funding for these purposes.

     While the specific amounts vary substantially from state to state, according to LaFleur's Lottery World 1999 Fast Facts (an industry report), approximately 52% of gross lottery revenues in the United States is returned to the public in the form of prizes. Approximately 32% of such revenues is used to support specific public programs or is contributed to the state's general fund. Typically, 5% to 6% of such revenues is reserved for point-of-purchase commissions for the retailer, and the remainder of such revenues is used to fund lottery operations, including the cost of advertising.

     Government lotteries can be categorized into two principal groups: on-line games and "instant" or "scratch" ticket games. On-line varieties generally refer to games such as lotto, sports pools, daily numbers and keno in which players make their own selections. Instant ticket games consist of preprinted tickets in which players scratch off a coating or pull off tabs to determine whether they have purchased a winning ticket. Instant ticket games generally have several tiers of cash prizes, ranging from $1.00 up to $100,000. Occasionally, instant ticket games provide for second chance drawings that give scratch ticket purchasers a "second chance" to win prizes on non-winning tickets. Second chance drawing prizes range from cash prizes or spots as contestants on game shows to various types of merchandise and trips.

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

     The popularity and success of lotteries has increased worldwide in recent years, and the popularity of instant lotteries has increased at a rate that is greater than that of lotteries generally, although there was a slight decrease from 1997 to 1998. Lotteries typically introduce between 25 and 50 new instant games a year. Currently, lotteries operate in 37 states, the District of Columbia and all provinces of Canada as compared to 29 states and all provinces of Canada as of June 30, 1989. According to LaFleur's Lottery World 1999 Fast Facts and LaFleur's 1991 North American Gambling Abstract, instant ticket games now comprise approximately 39% of total lottery sales in the United States as compared to approximately 26% in 1990. Factors contributing to the growth in the popularity and success of such games include more sophisticated marketing techniques, the introduction of new state instant ticket lotteries, lotteries offering multiple games simultaneously, increased technological advances in the distribution of instant tickets, lotteries offering a variety of instant ticket price points (a $1.00 ticket, a $2.00 ticket, a $3.00 ticket, a $5.00 ticket, a $10.00 ticket and even a $20.00 ticket, which the Connecticut Lottery selected to use with our Times Square 2000(TM) licensed property, with related increases in the potential prize money) and higher prize pay-outs to lottery consumers.

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

LICENSED-BASED GAMES

     Over the past three years, we have secured rights to and targeted specific properties for instant lottery theme games and promotions that have broad appeal and significant brand loyalty and that enable us to market collectible logo bearing merchandise tied directly to the property or brand. The properties are specifically selected because they possess a substantial following that can aid a lottery in attracting new players while at the same time providing a different experience for many existing players. Currently, we have licensing agreements with 24 companies for 28 licenses. Licenses are generally held between one and a half and three years. We are seeking to extend four of our licenses that were due to expire during fiscal 2000. We hold three licenses with three companies that each resulted in 10% or more of revenues in fiscal
2000. Three licenses resulted in 10% or more of our revenues in fiscal
1999. We continually seek to add to our licensed properties and, to this end, have contacted, and continue to contact, potential licensors.

     We derive most of our revenues from the sale to the lotteries of logo bearing material (such as T-shirts, posters, hats, playing cards, telephones, film cells, stadium blankets, carryall bags, money clips, jackets, electronic games, watches, clocks, motorcycles and credit cards with prepaid credit) used as second chance prizes. We typically order such merchandise directly from the licensor or its authorized representatives at wholesale rates, thereby generating additional income for the licensor either from direct sales or royalty income. Typically, we rely on third parties for data entry and verification of the names and addresses on winning tickets, and work with a third party fulfillment house to deliver prizes to winning lottery players. Inventory of prizes is typically held and shipped to prize winners by the fulfillment house. See "-Risk Factors-We may be unable to provide merchandise to the lotteries when needed."

     Our licensing agreements for the targeted properties generally require us to pay the licensor between 10% to 50% of the gross licensing fees we receive from contracts with the lotteries. Certain agreements also require us to pay the licensor an additional 20% of the gross royalty fees received by us from the printing of the instant tickets, while certain other agreements increase the percentage of the licensing fees instead. One licensing agreement requires a 50/50 share of gross profit. The agreements generally require an initial payment upon signing, which is usually credited against other payments that become due during the term of the license. One agreement required us to issue common stock and warrants to purchase common stock upon signing. While all the licensing agreements grant us the right to market merchandise to the lotteries, certain agreements require that a minimum amount of merchandise be purchased. The term of the license agreements usually ranges between 1.5 to 3 years and they are sometimes terminable upon the occurrence of certain events. The licenses are typically exclusive for lottery scratch tickets, and such exclusivity is generally for the United States and Canada. In some cases, the licenses are limited to certain regions. We are attempting to acquire worldwide rights for any new licenses and are seeking to obtain worldwide rights on existing licenses.

     We have also obtained patents on play styles or formats for instant games based on existing games of chance or probability games. Such games include Jacks Or Better(TM), Hold'Em Poker(TM), Black Jack, Roulette, Draw
Poker, and Spin 2 Pick(TM). See "-Intellectual Property." Promotions associated with such games generate revenues from licensing fees and royalties rather than from merchandise sales. We do not currently derive significant revenues from such games.

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

     We have had contracts with over 80% of all North American lotteries,and currently have over 40 promotions that are in progress or scheduled for introduction during fiscal 2001 in 15 state lotteries. In addition, we are scheduled to launch our fourth Canadian promotion in October 2000. Those states in which we have or have previously had promotions are as follows:

         State              No Current          Promotions in
                         Promotions (But         Progress or
                            Promotions          scheduled for
                         Previously Sold        Introduction
  ----------------------------------------------------------------
  Arizona                                             X
  ----------------------------------------------------------------
  Colorado                      X
  ----------------------------------------------------------------
  Connecticut                                         X
  ----------------------------------------------------------------
  Delaware                      X
  ----------------------------------------------------------------
  Florida                       X
  ----------------------------------------------------------------
  Georgia                       X
  ----------------------------------------------------------------
  Idaho                         X
  ----------------------------------------------------------------
  Illinois                      X
  ----------------------------------------------------------------
  Indiana                                             X
  ----------------------------------------------------------------
  Iowa                          X
  ----------------------------------------------------------------
  Kansas                        X
  ----------------------------------------------------------------
  Kentucky                                            X
  ----------------------------------------------------------------
  Louisiana                                           X
  ----------------------------------------------------------------
  Maine                                               X
  ----------------------------------------------------------------
  Maryland                      X
  ----------------------------------------------------------------
  Minnesota                                           X
  ----------------------------------------------------------------
  Missouri                                            X
  ----------------------------------------------------------------
  Montana                       X
  ----------------------------------------------------------------
  Nebraska                                            X
  ----------------------------------------------------------------
  New Hampshire                 X
  ----------------------------------------------------------------
  New Jersey                                          X
  ----------------------------------------------------------------
  New York                      X
  ----------------------------------------------------------------
  Ohio                                                X
  ----------------------------------------------------------------
  Oregon                                              X
  ----------------------------------------------------------------
  Pennsylvania                                        X
  ----------------------------------------------------------------
  Rhode Island                                        X
  ----------------------------------------------------------------
  South Dakota                  X
  ----------------------------------------------------------------
  Texas                         X
  ----------------------------------------------------------------
  Vermont                       X
  ----------------------------------------------------------------
  Virginia                      X
  ----------------------------------------------------------------
  Washington                    X
  ----------------------------------------------------------------
  Wisconsin                                           X
  ----------------------------------------------------------------

     We derived more than 10% of our revenue in fiscal 2000 from contracts with the following lotteries: New Jersey, Connecticut and Wisconsin. In fiscal 1999 we had contracts representing more than 10% of our revenue with the Wisconsin and Pennsylvania lotteries.

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

     To ensure the integrity of the lottery, state laws provide for extensive background investigations of each of the lottery's vendors and their affiliates, subcontractors, officers, directors, employees and principal stockholders. These investigations generally require detailed disclosure on a continuous basis with respect to the vendors, affiliates, subcontractors, officers, directors, employees and principal stockholders and, in the event the lottery deems any of such persons to be unsuitable, the lottery may require the termination of such persons. The failure of any of the persons associated with us to obtain or retain approval in any jurisdiction could have a material adverse effect on us. Generally, regulatory authorities have broad discretion when granting such approvals. Although we have never been disqualified from a lottery contract as a result of a failure to obtain any such approvals, we cannot assure you that such approvals will be obtained or retained in the future.

     We have retained governmental affairs representatives in various jurisdictions of the United States to monitor legislation, advise us on contract proposals, and assist with other issues that may affect us. We believe we have complied with all applicable state regulatory provisions relative to disclosure concerning our activities.

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

COMPETITION

     We are aware of several other companies which design and promote lottery games based on licensed brands. However, each is marketing to a particular niche. Telecom Productions, Inc. licenses a variety of brand name board games, including Monopoly(R), Trivial Pursuit(R) and Battleship(R). Promo-Travel represents a cruise line, various casino-theme properties, such as "Caesar's Palace," table games like "Let It Ride" and "Caribbean Stud" and the slot machine "Megabucks." More recently, Promo-Travel has attempted to secure entertainment-based licenses and has negotiated with several of the same license holders with whom we have had discussions and entered into agreements with. Several other companies have made one-shot or sporadic licensing efforts. To date, we have not failed to acquire the rights to any brand name or entertainment property that we have sought. However, it is possible that, as the potential for increased revenues rise, new competitors may enter this market that have considerably greater financial and other resources, experience and customer recognition than we do and may compete with us in both obtaining licenses to brand names or entertainment properties and supplying lottery products to the lottery jurisdictions.

     In addition, to the best of our knowledge, no other company has ever attempted to utilize substantial quantities of merchandise with a licensed lottery game. We have positioned ourselves to utilize such merchandise prizes. Between 1989 and 1996, the majority of our lottery business had been the distribution of videos, compact discs and audiocassettes as second-chance prizes. We distributed nearly five million such prizes and experienced little to no competition in this area of the business.

INTELLECTUAL PROPERTY

     In 1996, we created our Licensed and Patented Games division. To launch this division, we purchased the assets of a games development company, Vegas Pull Tabs, Inc. d/b/a GameMakers and Consultants, an unaffiliated third party. Those assets consisted primarily of a U.S. patent for a series of instant games. Due to this acquisition, we own patents for certain game formats or playstyles of Jacks Or Better(TM), and Hold'Em Poker(TM), (based on pre-existing games of chance) Black Jack, Roulette and Draw Poker
(based on pre-existing probability games). We currently derive less than one percent of our revenue from such games.

     In 1998, we developed an on-line lottery game with the trademarked name Pick 2 Spin(TM). We have the exclusive rights to the trademarked name and have filed a patent application for certain game elements. The Pick 2 Spin(TM) is a two-digit numbers game, which combines two random drawings with a wheel spin. With top prize game odds of one in 10,000, the Pick 2 Spin(TM) features a top prize of $20,000. We began marketing the game to North American lotteries in January 1999 and do not currently derive any revenues from the game.

     Bonus Games, a Tennessee partnership, is the owner of the trademarked name Jacks Or Better(TM). We have the exclusive license to the trademark name as it pertains to scratch-off instant lottery tickets sold to North American lotteries pursuant to an agreement with Bonus Games dated July 17, 1996. The agreement terminated on August 1, 2000 and we are currently negotiating a renewal of this agreement. We cannot assure you that we will be able to renew the license on an exclusive basis, on favorable terms or at all. Stuart Entertainment, Inc. is the owner of the the trademarked name Bonanza Bingo(TM). Our license with Stuart Entertainment, Inc. for the use of Bonanza Bingo(TM) expired on December 31, 1999 and is not being renewed.

HISTORY AND ORGANIZATION

     We are a Delaware corporation originally incorporated on December 29, 1994 under the name Puff Process, Inc. Our name was changed to MDI Entertainment, Inc. and a one share for one hundred reverse stock split was effected in connection with the purchase, in August 1997, of both Media Drop-In Productions Inc., a Delaware corporation ("MDIP"), and MDI-Missouri, Inc., a Missouri corporation, in exchange for 4,800,000 shares of our common stock and notes in the aggregate principal amount of $300,000. The acquisition was effected through reverse mergers with two of our wholly-owned subsidiaries. These transactions resulted in a change in control, with Steven Saferin holding approximately 56% of the outstanding shares of our common stock. See "-Risk Factors-Existing stockholders are able to exercise control over us." Pre-merger holders of Puff Process, Inc. held approximately 32.1% of the outstanding shares of Common Stock immediately after the merger.

     MDIP was incorporated in Texas in 1986 and reincorporated in Delaware in 1989. MDI-Missouri was incorporated in Missouri in 1995 to operate our Missouri lottery program. MDI-Missouri was collapsed into MDIP after the Missouri lottery contract ended in 1999. MDI-Texas, LLC, a company of which MDIP owned 66.7%, was formed in 1995 to operate our Texas lottery program. MDI-Texas was collapsed into MDIP after the Texas lottery contract ended.

     Steven M. Saferin, President, Chief Executive Officer and Director, founded MDIP in 1986. It's initial mission was the production and sale of quality drop-in or vignette programming (30-second programs produced in a donut format to allow an advertiser to insert its commercial in the "hole" of the donut). MDIP produced a series of vignettes which it sold to Fortune 500 companies, other nationally known companies and government agencies. In 1989, MDIP began the development of its first video premium promotion.

     MDIP began focusing on lottery promotions in 1987 when it marketed a drop-in series titled "The New Millionaires" to state lotteries. In 1990, it created and began marketing its Instant Entertainment Connection ("IEC") lottery promotion. This promotion, tied to an instant or scratch ticket, allowed lotteries to offer second-chance entertainment prizes, such as video tapes, compact discs and audio cassettes, to players with non-cash winning tickets. To date, this promotion has been utilized by 21 U.S. lotteries, with nearly 5 million prizes distributed to lottery players in those states. We have begun marketing this promotion on a limited basis internationally. In 1996, we changed our focus to concentrate on lottery games designed around licensed brand names and entertainment properties, leveraging off of the experience and reputation gained from the IEC promotions. See"-Lottery Promotions."

POTENTIAL EXPANSION OF BUSINESS

     We are currently evaluating several unrelated opportunities in the lottery industry. Our track record of success, innovation and reputation for integrity in the industry results in our receiving numerous unsolicited approaches for joint ventures and other business relationships. We anticipate that over the next several years we will attempt to introduce additional unrelated products to the lottery industry, but there can be no assurance that we will do so or that such efforts will be successful.

     We have begun to analyze opportunities presented by our current and potential products with international lotteries. Several of our current licenses permit us to market the property outside the United States. We have had discussions with certain of our other license holders about acquiring international rights on a country-by-country basis. We cannot assure you that such rights will be obtained. We are seeking full international rights, if appropriate, for all new properties and have acquired such rights for Elvis Presley(R) and the Hollywood Sign(R) and Hollywood Walk of Fame(R) We have commenced a limited international marketing effort and expect to expand it in the year ahead.

     We have also begun to investigate licensing opportunities outside the lottery industry. Specifically, we opened negotiations with license holders relative to licensing their properties for radio station promotions. We cannot assure you that such negotiations will be successful or, if successful, will result in the actual development and sale of such promotions.

     We are also evaluating other non-licensing entertainment related opportunities. Our contract arrangement with Mr. Ray Charles is an example of this type of additional promotional offering.

     We are at an early stage with respect to the opportunities described above, and we have not yet determined whether to pursue any such opportunities, the cost associated therewith or the sources of funding therefor. We will likely pursue opportunities with respect to international lotteries; however, such pursuits depend upon our evaluation of the costs of international fulfillment, including import and export duties, foreign taxation issues, currency exchange issues and the costs of marketing and developing our reputation in international lottery jurisdictions.

     We have invested significant resources in developing a catalog and E-Commerce business strategy called "lotteryprizeshop.com". This initiative permits lottery players of our licensed games to use non-winning tickets for discounts off the purchase of branded merchandise. This initiative can only be implemented with the approval of each lottery and we expect to compensate the lottery for their approval. We are continuing to examine other Internet lottery initiatives both inside and outside the framework of current legislation.

EMPLOYEES

     As of August 23, 2000, we had 16 full-time employees and one part-time employee, approximately four of whom were employed in the area of sales and marketing, five in operations and seven in administration. Our employees are not represented by a union or governed by a collective bargaining agreement. We have entered into employment agreements with Steven M. Saferin and Kenneth M. Przysiecki. See "Executive Compensation-Employment Agreements." We have also entered into a consulting agreement with 1010 Productions, Inc., the president and sole shareholder of which is Linda Kesterson Saferin, spouse of Steven M. Saferin, and former employee, officer and director of MDIP. See "Certain Relationships and Related Transactions."

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

     We have had losses.
     --------------------
          Although we had net income of $1,159,646 for the fiscal year ended May 31, 1999, we incurred a net loss of $(1,985,105) for the fiscal year ended May 31, 2000. We cannot assure you that we will operate profitably in the near future or at all.

     We have a negative net worth.
     ------------------------------
          We have a negative net worth of $(1,424,756) as of May 31, 2000. We cannot assure you that we will be able to operate profitably in the future or at all.

     We may continue to need financing or additional equity to meet our
     ------------------------------------------------------------------
     future capital requirements.
     ----------------------------
          As of May 31, 2000, our current liabilities (including "billings in excess of costs and estimated earnings on uncompleted contracts" totalling $1,733,288) exceeded our current assets by $1,719,399 and our total liabilities exceeded our total assets by $1,424,756. We raised $1,750,000 on August 4, 1999, through the sale of Series A Convertible Preferred Stock in a private sale to an investor. See Note (6) to the financial statements for details on this transaction. We raised an additional $750,000 from the issuance of a convertible subordinated debenture in September of 1999. See Note (4) to the financial statements for details on this transaction. However, we will require additional financing to meet our needs.
     We have not determined the amount we may seek to raise or the form of this financing (i.e. debt or equity). We cannot assure you that we will obtain additional financing for future operations or capital needs on favorable terms if at all.

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

     We may be unable to provide merchandise to the lotteries when needed.
     ---------------------------------------------------------------------
          We supply the lotteries with logo bearing merchandise related to our contracts with them. We obtain approximately 95% of this merchandise from authorized representatives of the licensor. We cannot assure you that the logo bearing merchandise will be available from such authorized representatives when needed by us to satisfy our obligations to the lotteries.

     We may be unable to acquire new licenses.
     ------------------------------------------
          Our success is dependent on our ability to obtain rights to use well known entertainment and other similar properties for use on lottery tickets and related merchandise. We cannot assure you that we will continue to obtain such licenses on favorable terms or at all.

     We depend on customer relationships with North American lotteries.
     -------------------------------------------------------------------
          Many of our licensing rights are, by design, currently limited to United States, North American or worldwide lotteries. There are currently 38 United States lotteries and five additional Canadian lotteries. The extremely limited potential customer base means that if any target lottery refuses to purchase a particular promotion from us or if it only uses a promotion once, there may be a significant negative impact on our revenue and earnings. The three state lotteries that purchased promotions accounting for the highest percentage of our revenues during fiscal 2000 were New Jersey, Connecticut and Wisconsin with 19%, 15% and 14%, respectively. We cannot assure you that these lotteries will maintain the same level of promotions or that other lotteries will increase promotions beyond current levels, or enter into contracts with us at all.

     We have no on-going sources of revenue.
     ----------------------------------------
          Our revenues are derived on a contract-by-contract basis from state lotteries. There are no regular on-going sources of revenue at the present time and we must continually create and market new promotions to our lottery customers. Lotteries frequently move start dates for promotions thereby causing gaps in our cash flow. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. We may depend on a particular promotion in any given year, and a decrease in sales of the promotion or the loss of the underlying license would seriously impact our revenues and earnings.

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

          There is a growing concern in the United States about the explosion of gaming. The creation of The National Gambling Impact Study Commission and its released report, may negatively impact state lotteries and other gaming activities and hence our business. We cannot assure you that there will not be an adverse change in the lottery laws of any jurisdiction in which we do business. In addition, we cannot predict the nature of the regulatory process in any jurisdiction that may authorize the use of instant tickets in the future. Any such regulatory process may be burdensome to us and our customers or their key personnel and could include requirements that we would be unable to satisfy. See "Government Regulation."

     Existing stockholders are able to exercise control over us.
     ------------------------------------------------------------
          Our officers and directors beneficially own approximately 45% of the outstanding Common Stock and Steven M. Saferin owns approximately 39%. Our Certificate of Incorporation does not provide for cumulative voting for the Board of Directors. As a result, Steven M. Saferin and management have substantial influence over the election of a majority of our directors and the outcome of issues submitted to a vote of our stockholders. See "Security Ownership of Certain Beneficial Owners and Management."

     The loss of the services of Steven M. Saferin could harm our business.
     ----------------------------------------------------------------------
          Our success depends to a significant extent on the performance and continued service of Steven M. Saferin, an officer and director. MDIP has entered into an employment agreement with Mr. Saferin which expires on August 8, 2002 or three years from the date we first file a registration statement with the SEC registering all of his shares, whichever is later. We do not carry key man insurance. See "Executive Compensation-Employment Agreements."

     Intense competition could reduce our market share.
     ---------------------------------------------------
          We have traditionally acquired exclusive rights to license entertainment and other properties to the U.S. lottery industry. We have faced only one situation in which there was substantial competition in acquiring such rights and we were the successful bidder for these rights. However, there are several organizations that also design and promote lottery games and promotions based on licensed brands. One of these companies is pursuing the types of entertainment properties we have targeted. In addition, it is possible that potential licensors may design their own lottery games and seek to market them directly to the lotteries, thus bypassing us. Other potential sources of competition are the printers of instant tickets who, to improve their own competitive standing, might attempt to acquire licensing rights for various properties to offer exclusively to their lottery customers and enhance their competitive bidding for lottery printing contracts. See "Competition."

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

     Lotteries' desire to sell tickets over the Internet
     ---------------------------------------------------
          Currently no North American lottery sells tickets over the Internet although all have web sites. There is legislation pending in Congress which, if passed as currently drafted, would outlaw Internet sales of lottery tickets. Our role as an Internet games supplier will be affected by such legislation and/or a lottery's willingness to actually offer tickets over the internet.

     Future sales of common stock by our existing stockholders could adversely
     --------------------------------------------------------------------------
     affect our stock price.
     ------------------------
          The market price of our Common Stock could decline as a result of sales of a substantial number of shares of our Common Stock in the market, or the perception that such sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of the date of this Form 10-KSB, we had 9,796,069 outstanding shares of Common Stock, as well as 507 shares of Series A Preferred Stock, convertible into 507,000 shares of Common Stock. Of these shares, 4,809,322 shares of Common Stock are freely tradeable.

          As of the date of this Form 10-KSB, options to purchase a total of 974,166 shares of our Common Stock are outstanding. Of such options, options to purchase 317,500 shares are currently exercisable. In addition, warrants to purchase a total of 817,895 shares of our Common Stock are outstanding and all of such warrants are exercisable.

          Shares issued upon the exercise of such options and warrants or conversion of the Series A Preferred Stock will be eligible for resale in the public market from time to time.

          We have filed a registration statement covering shares of our Common Stock reserved for issuance in connection with the conversion of our Series A Preferred Stock. All shares covered by that registration statement are freely tradeable. If a large number of such shares are sold in the public market, the price of our Common Stock may fall.

     There are certain anti-takeover effects associated with the issuance of
     -----------------------------------------------------------------------
     "Blank Check" preferred stock.
     ------------------------------
          Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of "blank check" preferred stock, of which 2,027 shares has been designated Series A Preferred Stock. Of the Series A Preferred Stock, 507, shares are outstanding. The Board of Directors, without stockholder approval, may fix all the rights of the preferred stock. The issuance of such stock could, among other results, negatively affect the voting power of the holders of common stock.

     Under certain circumstances, the issuance of the preferred stock would make it more difficult for a third party to gain control of us, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of our Common Stock. Such provisions may discourage attempts to acquire us.

     We have no arrangement, commitment or understanding with respect to the issuance of our preferred stock, other than with respect to the Series A Preferred Stock. We cannot assure you, however, that we will not, in the future, issue additional shares of preferred stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We maintain our executive offices in approximately 5,179 square feet of space in Hartford, Connecticut pursuant to a lease expiring on December 31, 2004. We are renting an additional 1,200 square feet of space in the same building to conduct lottery drawings and for records storage. We do not have an option to renew. Monthly lease payments are approximately $6,551 per month.

ITEM 3.  LEGAL PROCEEDINGS.

     As of the date of this Form 10KSB, we are not a party to any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended May 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


PRICE RANGE OF COMMON STOCK

     Our Common Stock commenced trading on the OTC Bulletin Board on August 8, 1997 under the symbol "MDIH" and commenced trading on the Nasdaq SmallCap Market on July 18, 2000 under the symbol "LTRY." The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock as reported by the OTC Bulletin Board under the previous symbol MDIH. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    FISCAL YEAR 1999

             1st Quarter ...........................   $1            $    1/4
             2nd Quarter ...........................   $    3/4      $   5/16
             3rd Quarter ...........................   $1- 9/32      $  33/64
             4th Quarter ...........................   $1-  5/8      $  17/32

    FISCAL YEAR 2000

             1st Quarter ...........................   $2-  3/8      $  25/32
             2nd Quarter ...........................   $1-11/16      $  15/16
             3rd Quarter ...........................   $12- 5/8      $  25/32
             4th Quarter ...........................   $14- 7/8      $3-13/16


     As of August 23, 2000, the high and low bid prices per share of Common Stock as reported by the Nasdaq SmallCap Market under the symbol LTRY were $3.625 and $3.031, respectively and there were approximately 1,128 holders of record of the Common Stock.

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

SALE OF PREFERRED STOCK

     We received gross proceeds of $1,750,000 on August 4, 1999 from the private sale to an investor of 2,027 shares of Series A Preferred Stock (the "Preferred Stock"), representing approximately 20% of our outstanding Common Stock on an as converted basis. The Preferred Stock has a liquidation preference of approximately $863 per share and pays a dividend at the rate of 5% per annum, payable in cash or Common Stock at our option and is convertible into an aggregate of 2,027,000 shares of Common Stock, subject to adjustment under certain circumstances. As of the date of this Form 10-KSB, 507 shares of preferred stock remain outstanding. The holders of the Preferred Stock are entitled to certain rights of first refusal as to new securities issued by us, subject to certain exclusions. We may not create or increase the authorized number of shares of any class or series of stock ranking prior to or on parity with the Preferred Stock either as to dividends or liquidation without approval of a majority of the holders of the Preferred Stock.

     In connection with the placement, we paid Venture Partners Capital, LLC, a registered broker-dealer, a $140,000 cash fee and issued a seven-year warrant to purchase 566,875 shares of Common Stock at $1.31 per share.

ISSUANCE OF A SUBORDINATED CONVERTIBLE DEBENTURE

     On September 21, 1999, we issued a subordinated convertible debenture to Scientific Games, Inc. for $750,000. The Debenture bears interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture is convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares of common stock and is convertible at our option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeds $3.00 per share. As of the date of this Form 10-KSB, the Debenture has not been converted.

     In addition, on September 21, 1999, Steven M. Saferin sold to Scientific Games 333,333 shares of his common stock at a price of $1.50 per share. In connection with this placement, we paid Venture Partners Capital, LLC, a registered broker-dealer, a $62,000 cash fee and issued it a seven year warrant to purchase 226,020 shares of Common Stock at $1.25 per share.

     Generally accepted accounting principles require that the interest rate on debt represent a fair market rate for "comparable" debt instruments. We have determined that a fair market rate for this debt would approximate 10% and, therefore, have discounted the carrying value of the liability, with the offsetting credit reflected as additional paid-in capital.

WARRANTS

     During the fiscal year ended May 31, 2000, we issued warrants to purchase 226,020 shares of common stock at an exercise price of $1.25 for services rendered in connection with the placement of our convertible subordinated debenture.

     In addition, we issued 566,875 warrants at an exercise price of $1.31 in connection with the preferred stock sale discussed above.

     We also issued warrants to purchase 25,000 shares of common stock at an exercise price of $1.56 to a public relations firm for services related to investor relations.

     All of such warrants were outside of our 1998 Stock Options and Award Plan.

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

     The financial results of the last fiscal year are not comparable with or indicative of the results of the current 2001 fiscal year or, we believe, other future years. Fiscal 1999 reflects full integration of our licensing strategy.

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


                                                          Twelve months ended May 31, 2000 and May 31, 1999
                                                          ---------------------------------------------------

                                                                  2000           %               1999            %
Total revenue                                                 $ 5,498,485      100.0%         $ 7,204,712      100.0%

Cost of revenues                                                3,534,545       64.3%           3,668,266       50.9%
                                                      ----------------------------------------------------------------------

   Gross profit                                                 1,963,940       35.7%           3,536,446       49.1%


Selling, general and administrative expenses                    3,105,526       56.5%           2,302,752       32.0%
Terminated merger expenses                                        727,025       13.2%                   -        0.0%
                                                      ----------------------------------------------------------------------

   Operating (loss) profit                                     (1,868,611)     -34.0%           1,233,694       17.1%

Interest expense                                                   89,758        1.6%              28,200        0.4%
Interest income                                                   (34,811)      -0.6%             (20,487)      -0.3%
Other expense                                                      57,218        1.0%              10,976        0.1%
Minority interest                                                       -        0.0%                (341)       0.0%
                                                      ----------------------------------------------------------------------

   (Loss) income before provision for income taxes             (1,980,776)     -36.0%           1,215,346       16.9%

Provision for income taxes                                          4,329        0.1%              55,700        0.8%
                                                      ----------------------------------------------------------------------

   Net (loss) income                                          $(1,985,105)     -36.1%         $ 1,159,646       16.1%
                                                      ======================================================================




Year Ended May 31, 2000 Compared to Year Ended May 31, 1999
----------------------------------------------------------------------------

     Results for the fiscal year ended May 31, 2000 ("FY 00") reflected a net loss of $(1,985,100) compared to net income for the fiscal year ended May 31, 1999 ("FY 99") of $1,159,600. The net loss in FY 00 was primarily attributable to two factors. First, $727,000 of this loss was attributable to the write-off of costs associated with the proposed merger with The Lottery Channel, which was terminated on August 25, 2000. Generally accepted accounting principles require the write-off of these costs since the merger agreemnet was terminated. A more comprehensive discussion of this issue may be found in "Recent Developments".

     Also associated with the merger was the significant management time spent attempting to consummate the merger. This commitment of effort did not allow management to focus on current operations but rather forced management to focus on developing marketing strategies and plans for integrating Lottery's operations and personnel with ours. We presented a unified posture, at every lottery forum attended, to explain the benefits and synergy of this potential combination. As a result of these efforts, less time was spent on our core business.

     Secondly, in light of the increased competition in marketing of licensed properties and a limited life span of licensed promotions, we believed it imperative that we offer the largest and best inventory of licensed properties to our customers to remain competitive. To this end, marketing efforts in the second half of FY 00 were divided between obtaining new sales contracts and obtaining new licensed properties. Our current inventory of licensed properties has increased from 16 in FY 99 to 28 in FY 00 and includes such properties as Elvis Presley (acquired 1st Qtr FY 01) and Ray Charles. The underlying strategy is to be able to offer our customers the highest quality, recognizable properties with a strong backing of available licensed merchandise.

     Despite the diversion of marketing efforts, contracts launched in the fourth quarter of FY 00 are expected to generate $2.7 million in gross revenue over the term of the contracts. In addition, we have signed contracts, expected to generate $3.2 million in gross revenue that will launch in the fiscal year ending May 31, 2001. Not included in the $3.2 million backlog are four games to be selected as part of multi-game packages with the states of New Jersey and Wisconsin. Actual revenue recognition for these contracts will vary depending on actual launch dates and the duration of the game, but we are greatly encouraged by the backlog and the diverse properties it represents.

     We also have begun to add sales personnel and change our sales strategy. We are moving toward a regional sales concept, putting our sales personnel closer to our lottery customers not only to sell, but to provide a greater level of customer service. We expect the new sales personnel to be in place in the second quarter of FY 01.

     This new complement to our sales and marketing team will enhance our ability to market new property licenses that were obtained during FY 00 including entertainers such as Ray Charles; NASCAR Drivers including Dale Earnhardt, Jr., Bill Elliott, Jeff Burton, Mark Martin and Matt Kenseth; sports related licenses such as Sports Legends and Let's Get Ready to Rumble; and local and special interest licenses such as CowParade.

     In addition, we are excited at the prospects offered by the acquisition of the Elvis Presley property in the 1st Qtr FY 01. We anticipate this license will secure lottery licensing contracts well in excess of lottery contracts secured with our Harley-Davidson and Wheel of Fortune properties which amounted to $8.3 million and $2.9 million in gross revenue, respectively, from inception of the licensed properties to May 31, 2000.

     Total revenue for FY 00 was $5,498,500 as compared to $7,204,700 for FY 99, a decrease of $1,706,200 (24%) for the reasons discussed above. Revenue during FY 00 was derived primarily from sales based on three entertainment-based or brand name properties including Harley-Davidson(R) (44% of revenue), Wheel of Fortune(R) (19% of revenue) and Times Square 2000(R) (10% of revenue). The remaining 27% of revenue was derived from eight other properties. In FY 99, 98% of revenue was obtained from only four properties. This change reflects the diverse property offerings that are now being marketed and accepted by the lotteries. For the last two fiscal years, Harley-Davidson(R) and Wheel of Fortune(R) have accounted for over half of our revenue.

     Cost of revenues for FY 00 was $3,534,500 (64% of revenue) compared to $3,668,300 (50.9% of revenue) for FY 99. The major costs of revenue include merchandise awarded as prizes, fulfillment of the prizes to lottery winners and project marketing costs associated with creating and printing brochures, mailers, posters, and catalogs. However, in FY 99, $154,900 of commissions owed to Mr. Saferin from the previous year were relinquished by him which reduced cost of revenues by that amount. Had this reduction in expense not occurred, cost of revenues would have been $3,823,200 (53.1%)in FY 99.

     Due to new commission arrangements with our strategic alliance partner, Scientific Games, Inc. and increasing royalty costs associated with existing licenses that have been renewed and for new licenses, it has become harder to achieve our corporate goal of 40% gross profit margin (60% cost of revenue ratio). Although the majority of our promotions this fiscal year achieved this goal, the few that did not drove our average margin down.

     As a result of the increasing costs discussed above, our gross profit decreased to $1,963,900 (35.7% of revenue) for FY 00 compared to $3,536,400 (49.1% of revenue) for FY 99.

     Selling, general and administrative expenses for FY 00 were $3,105,500 (56.5% of revenue) compared to $2,302,800 (32% of revenue) in FY 99. Although revenue decreased by 24% for FY 00, actual expenses increased by 34% as compared to FY 99. This increase, of approximately $786,000 was due primarily to increases in variable expense categories. Consulting and lobbying (for enabling Internet lottery activity) increased costs by $190,500. New project marketing such as penetrating the European market and appearances at significantly more conventions and trade shows increased expenses by $87,400. These increases were necessitated in order to put us in front of the industry as we emerge as the premier licensing company to the lotteries. We also made appearances with "The Lottery Channel" to begin displaying Internet enabled games and opportunities to the industry.

     Although SEC and investor related expenses increased by $163,300, $75,000 of this increase is nonrecurring and was related to amortizing costs associated with becoming a public reporting company which has now been fully amortized.
Of investor related expenses, $32,800 are attributable to the increase in value of warrants issued in exchange for services, which did not require a cash outlay.

     Another nonrecurring expenditure was related to becoming Y2K compliant, which increased computer-consulting services, by $30,000 over FY 99. We also incurred $18,000 of non-capitalizable website expenditures, which although new for FY 00 will continue in the future.

     Two fixed expense categories within selling, general and administrative expenses that increased were salaries (and related fringe benefits) which increased by $229,200 and rent which increased by $40,000. The salary increase was 21.5%, of which, $117,600 (representing 11.0 % of this increase) is attributable to an increase in the value of employees' stock options and did not require a cash outlay. The remainder of the increase (representing 10.5% of this overall increase) represented the hiring of one new employee and salary increases. Rent increased due to additional space requirements for storage and to conduct second chance lottery drawings and the part time usage of rental facilities in both New York and Hartford to reduce hotel expenses for out of town visitations.

     The preceding items accounted for most of the increases. There are other expenses which either decreased or had moderate increases. The biggest decrease was in legal and accounting costs associated with SEC reporting which declined by approximately $54,000. Much more of this work is now being done internally.

     Terminated merger costs totaled $727,000 for FY 00, which have been written off as discussed previously.

     The operating loss was $(1,868,600) for FY 00 as compared to an operating profit of $1,233,700 for FY 99. This was principally due to the factors described above.

     Interest expense was $89,800 for FY 00 compared to $28,200 for FY 99. This increase was attributable to the issuance of a convertible subordinated debenture. See "Description of Business - Issuance of a Subordinated Convertible Debenture."

     Interest income was approximately $34,800 for the FY 00 period compared to $20,500 for FY 99.

     Other expense for FY 00 was $57,200 compared to $11,000 for FY 99. The expense for FY 00 was primarily attributable to a $60,000 favorable settlement of a lawsuit we instituted, which after legal costs resulted in a net expense of $51,000. The expense for FY 99 was due to the disposal of a fixed asset at less than recorded book value.

     The minority interest of MDI-Texas owned by third parties was eliminated in FY 00 as the corporation was collapsed in FY 99 due to the completion of a contract with the Texas lottery.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 2000, we had cash of $313,400 compared to $340,400 as of May 31,1999. Receivables from lottery clients were $801,300 as of May 31, 2000 compared to $817,600 as of May 31, 1999. This is a $43,300 decrease in combined cash and receivables at May 31, 2000 compared to May 31, 1999.

     On May 31, 2000, we had a net working capital deficit of $1,719,400. However, $1,733,300 of this deficit was "billings in excess of costs and estimated earnings on uncompleted contracts". "Billings in excess of costs and estimated earnings on completed contracts" represents unrecognized revenue (i.e., revenue that we have already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise for a game drawing. Accordingly, such liability will not adversely impact cash flow except to the extent that we need to purchase merchandise and incur subsequent fulfillment costs relative to this revenue, which generally approximates 50% of this revenue.

     This deficit is due to significantly higher accounts payable and accrued expenses at May 31, 2000 of $1,228,000 compared to $678,500 at May 31, 1999.
Approximately $490,000 is related to legal, accounting and financial consulting fees related to the terminated merger with the Lottery Channel which would have been paid at the merger closing. These fees will be paid over a six to nine month period, and therefore will not severely impact immediate cash flow.

     Our indebtedness as of May 31, 2000 was $835,537, consisting primarily of a convertible subordinated debenture with a carrying value of $540,000 and a note payable to Steven Saferin, President and CEO, with a remaining balance of $254,287. The terms of the debenture provide for semiannual payments of interest only until the debenture's maturity in September 2009. The note payable to Steven Saferin originated from the conversion of $600,000 of accrued commissions owed to an outside third party in January 1999. On January 19, 2000, Mr. Saferin exchanged a portion of his stock in exchange for the remaining principal of the note. The note was rewritten and bears interest at 8% per annum and is payable in monthly installments of $14,300 with the final payment date of December 1, 2001. The note is secured by liens on substantially all of our assets. The note held by Steven Saferin contains more favorable repayment terms than the obligation it replaced.

     The cash requirements of funding our growth have historically exceeded cash flow from operations. Therefore, to address our immediate needs, we entered into an agreement for a $500,000 line of credit in February 2000 with Fleet Bank. The line is secured by liens on substantially all of our assets. Interest on the line is at the Bank's prime rate plus .75%. This line expires on September 30, 2000. We are in default of certain financial covenants. Therefore Steven M. Saferin, President and Chief Executive Officer has agreed to lend us up to $500,000 to fund our immediate cash flow needs. Current borrowings against the Fleet line amount to $95,000 as of this filing. We are also continuing to seek additional equity investors for our long term needs.

     We do not have any material capital commitments and do not currently anticipate making any substantial expenditure other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments. Several such licenses have been obtained at a cost of $80,000 in the fourth quarter of FY 00 and approximately $180,000 in the first quarter of FY 01.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued FASB No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of SFAS No. 133." This has resulted in the deferral of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material impact on the Company's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition. SAB No. 101 was adopted by the Company on January 1, 2000 The cumulative effect of applying SAB No. 101 did not have an effect on the Company's operating results or financial position upon adoption.


ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

              Our directors and executive officers are as follows:

       Name                     Age               Position
       ----                     ---               --------
Steven M. Saferin               51        President, Chief Executive Officer and
                                          Director
Kenneth M. Przysiecki           56        Chief Financial Officer, Secretary and
                                          Director
Robert J. Wussler               63        Director
S. David Fineman                54        Director
Todd P. Leavitt                 49        Director
William G. Malloy               54        Director
Charles W. Kline                40        Vice President of Sales and Marketing
Robert R. Kowalczyk             53        Vice President and General Manager


COMMITTEES

     The Board of Directors at their April 27, 1999 quarterly meeting established the following committees and appointed members:

Audit Committee:                S. David Fineman
                                Robert J. Wussler

Compensation Committee:         Steven M. Saferin
                                Todd P. Leavitt

Executive Committee:            Steven M. Saferin
                                S. David Fineman
                                Kenneth M. Przysiecki

BIOGRAPHIES

Steven M. Saferin
-----------------

     Mr. Saferin has been the President, Chief Executive Officer and a member of our Board of Directors since August 1997. Since January 1986, Mr. Saferin has been President and Chief Executive Officer of MDIP, which today is our wholly owned subsidiary of MDI. In this capacity, Mr. Saferin has been primarily responsible for product development, marketing and sales. Mr. Saferin conceived and led MDIP's entry into the lottery industry and has since been the key employee in revising, refining and creating new products and marketing initiatives for us to offer to the lottery industry. Prior to founding MDIP, Mr. Saferin was Director of Program Acquisitions at ESPN from 1982 to 1986. He supervised a 16 person department in the areas of product acquisition and scheduling. From 1978 to 1982, Mr. Saferin was active in cable television franchising as a Vice President with both Viacom Communications and Warner Amex Cable. In those capacities, he supervised cable television franchising activities in dozens of major markets. Prior to entering business, Mr. Saferin was an Attorney-Advisor to the Cable Television Bureau of the Federal Communications Commission, as well as a member of the law department at Viacom International, Inc. Mr. Saferin received a B.A. in journalism from American University and received his J.D. after attending the Georgetown University and the University of Maryland Schools of Law.

Kenneth M. Przysiecki
---------------------

     Mr. Przysiecki has been our Chief Financial Officer, Secretary and a member of our Board of Directors since August 1997. Since August 1994, Mr. Przysiecki has been Chief Financial Officer of MDIP. Prior to joining MDIP, Mr. Przysiecki was involved in several business start-ups that required his financial planning, negotiating and systems implementation skills. He was a Senior Manager for Noreika, Rosenfeld and Hupp, a C.P.A. firm, from 1989 to 1992 and was employed as Vice President of Finance for Keeney Manufacturing Company, from 1976 until 1988. He received his C.P.A. while employed at Arthur Andersen & Co. from 1972 to 1976, and received his B.S. in Business Administration from American International College.


Robert J. Wussler
-----------------

     Mr. Wussler has been a member of our Board of Directors since August 1997. He has been Chairman of the Board of Directors of U.S. Digital Communications, Inc., a telecommunications company, since March 1997, and President and Chief Executive Officer of this company since June 1998. He has also been President and Chief Executive Officer of The Wussler Group, which owns several telecommunications ventures, since February 1992. From June 1995 to June 1998, Mr. Wussler served as President and Chief Executive Officer of Affiliate Enterprises, Inc., a privately held company which acts as the syndication branch of 51 media companies. Prior to his current activities he was the President and Chief Executive Officer of Comsat Video, the international satellite telecommunications company from 1990 to 1993. Mr. Wussler is one of the founders of CNN (Cable News Network) having founded the network when he was Senior Executive Vice President with Turner Broadcasting from 1980 to 1990. During his tenure with Turner Broadcasting, he was also President of the Atlanta Braves professional baseball team and the Atlanta Hawks professional basketball team. Prior to joining the Turner organization, Mr. Wussler was President of Columbia Broadcasting System (CBS) Television, a position he attained from his start in the CBS mailroom. Mr. Wussler is also an independent business consultant having directed such projects as the establishment of a French-Kuwaiti television network in 1993 and the acquisition of MetroMedia Enterprises. He was the founding Chairman of International TelCell which later became a part of MetroMedia International Group in 1993. Mr. Wussler also advised and guided the first African American professional basketball ownership group in the finance, purchase, management and resale of the Denver Nuggets franchise of the National Basketball Association. Mr. Wussler also serves on the Board of Directors of Streammedia Communications, Inc., Converge Global, Inc., Visual Display and
TIS Worldwide.
                                      -28-

S. David Fineman
----------------

     Mr. Fineman has been a member of our Board of Directors since November 1998. He is the managing attorney and founder of Fineman & Bach, P.C., a Philadelphia, PA law firm since 1986. Mr. Fineman represents a variety of clients, including governmental authorities and private clients dealing with the government. He has an active litigation practice and represents clients throughout the United States and Japan in both the Federal and State courts. Mr. Fineman has served as special counsel to the Philadelphia Parking
Authority, the Secretary of Banking of the Commonwealth of Pennsylvania, and the Insurance Commissioner of the Commonwealth of Pennsylvania. In 1995, he was nominated by President Clinton and confirmed by the United States Senate to a nine-year term on the Board of Governors of the United States Postal Service, a nine member Board which directs and controls the expenditures, reviews practices and policies, and establishes basic objectives and long-range goals for the Postal Service. He presently serves as chairman of its compensation committee. In 1994, Mr. Fineman was appointed to the Industry Policy Advisory Committee, a CEO-level committee which advises the Secretary of Commerce and the U.S. Trade Representative on international trade policy issues. Mr. Fineman received a B.A. from American University and received his J.D., with honors, from George Washington University Law School.


Todd P. Leavitt
---------------

     Mr. Leavitt has been a member of our Board of Directors since November 1998. He founded and has been Managing Director of Tulip Media Ltd. since May 1998. Tulip Media furnishes services in areas of feature film, television and video production and distribution as well as media consulting services to a variety of United States and international companies engaged in the entertainment industry. Prior to establishing Tulip Media, Mr. Leavitt served as Chairman of the Alliance Television Group, supervising all television production and distribution activities on behalf of Alliance Communications Corporation, from 1995 to May 1998. Previously, Mr. Leavitt was Executive Vice President of NBC Studios, the in-house production arm of the NBC Television Network, from 1990 to 1995. Prior to joining NBC, Mr. Leavitt had been Executive Vice President of Reeves Entertainment Group. Mr. Leavitt is a Phi Beta Kappa graduate of Kenyon College, Gambier, Ohio, and received a law degree from the New York University School of Law.

William G. Malloy
------------------

     Mr. Malloy has been a member of the Board of Directors since September 1999. Mr. Malloy currently serves on the Board of Directors of Autotote Corporation (NYSE: TTE). Prior to the merger of Autotote and Scientific Games, Inc.(NYSE: SG), he was Chairman of the Board, President and Chief Executive Officer of Scientific Games Holdings Corp. (NYSE:SG) Scientific Games is a $230 million per year publicly held company in the international lottery industry. Scientific Games' core strengths include marketing and the application of advance computer technology to complex printing processes and customer support systems. Prior to becoming the Scientific Games' President and Chief Executive officer in December 1990, Mr. Malloy was the company's Vice President, Treasurer and Chief Financial Officer from 1988 to 1990. Prior to joining Scientific Games, Mr. Malloy held several positions from 1975 to 1987 with Bally Manufacturing Corporation, Scientific Games' former parent company. His various responsibilities included sales, finance, planning, operations and information systems. Mr. Malloy has directed various manufacturing, distribution, financing and service businesses. Industry groups with which he has experience include consumer durable goods, vending, commercial video amusement, printing, regulated gaming and software development. In addition, he is a seasoned international businessman and has extensive experience with various government regulated procurement processes. Mr. Malloy also serves on the Board of Directors of the Georgia Chamber of Commerce, Drugs Don't Work in Georgia and the Upper Chattahoochee Riverkeeper. Mr. Malloy received his Bachelor of Science degree in Business Administration from Northern Illinois University and his Master of Science in Management (MBA) from Northwestern University's J. L. Kellogg Graduate School of Management in Evanston, Illinois.
                                      -29-

Charles W. Kline
----------------

     Mr. Kline joined us as Vice President of Sales and Marketing in February 1998.Prior to joining us, Mr. Kline was Executive Director of the Pennsylvania State Lottery, the nation's sixth largest lottery from 1992 to 1997. As Executive Director, Mr. Kline oversaw the entire $1.7 billion sales operation. During his five year tenure, Mr. Kline was credited with not only reversing a 3-year slide in sales, but also engineering and implementing a program that caused the lottery to undergo five consecutive years of sales growth. Prior to this post, Mr. Kline served in a variety of key positions in state government. Mr. Kline received a B.A. in Public Service and a Masters in Public Administration, both from the Pennsylvania State University.


Robert R. Kowalczyk
-------------------

     Mr. Kowalczyk joined us as Vice President and General Manager in November 1997. Prior to joining us, Mr. Kowalczyk was Vice President and Management Supervisor of Yaffe and Company Advertising of Southfield, Michigan from 1995 to 1997. At Yaffe, Mr. Kowalczyk supervised the $10 million advertising and promotions account and aided the product planning for the Michigan State Lottery. Mr. Kowalczyk also supervised the agency's business development and research functions, and participated in the account planning and management for clients, including health care, financial services and various retail chains. Prior to his time in Michigan, Mr. Kowalczyk managed product planning and marketing, research and the $32 million advertising and promotional budgets for the Florida Lottery from 1991 to 1995. Under his direction, the lottery reversed a decline in sales growth in that category. Previous to that, Mr. Kowalczyk was the Marketing Director for the Ohio Lottery Commission from 1987 to 1991. He successfully expanded the entire lottery market by introducing instant scratch-off game marketing strategies that have been emulated by virtually every lottery in the years that followed. During his tenure, Ohio Lottery sales increased an average of 16% per year, instant ticket sales increased 58% per year and profitability increased at the rate of 4% per year. Mr. Kowalczyk received his Associate Degree from Lorain County Community College and earned his Executive M.B.A. from the Weatherhead School of Management, Case Western Reserve University, Cleveland, Ohio.

     Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and our other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended May 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that a Form 4 was filed late by Robert R. Kowalczyk.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended May 31, 2000 paid to Steven
M. Saferin, President and Chief Executive Officer and a director, Kenneth M. Przysiecki, Chief Financial Officer, Secretary and a director, Robert R. Kowalczyk, Vice President and General Manager and Charles W. Kline, Vice President of Sales and Marketing. No other executive officer received compensation exceeding $100,000 during the fiscal year ended May 31, 2000.


SUMMARY COMPENSATION  TABLE



NAME AND PRINCIPAL        FISCAL                                               LONG-TERM COMPENSATION
    POSITION               YEAR     ANNUAL COMPENSATION                                AWARDS

                                   SALARY        BONUS        OTHER ANNUAL    RESTRICTED    SECURITIES   LONG-TERM      ALL OTHER
                                                              COMPENSATION       STOCK      UNDERLYING   INCENTIVE     COMPENSATION
                                                               (1) AND (2)      AWARD (S)     OPTIONS/     PLAN            (3)
                                                                                                SARS      PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
Steven Saferin,           2000     $330,750 (4)       -                  -            -           -          -           $4,374
President/CEO and         1999     $300,000 (4)       -          ($154,885)(5)        -           -          -           $5,029
Director                  1998     $300,000 (4)       -           $114,885            -           -          -           $3,654

Kenneth M. Przysiecki,    2000     $143,500      $5,000            $23,087            -           -          -           $3,990
Chief Financial Officer,  1999     $136,000      $4,000            $29,084            -           -          -           $4,080
Secretary and Director    1998     $102,000      $2,500            $37,106            -           -          -           $3,030

Robert R. Kowalczyk,      2000     $114,000     $20,181                  -            -           -          -           $3,169
Vice President and        1999     $104,000      $2,300                  -            -           -          -           $3,120
General Manager           1998      $69,238           -                  -            -           -          -           $1,200

Charles W. Kline,         2000     $114,000      $2,500                  -            -           -          -           $3,560
Vice President of         1999     $108,000      $2,000                  -            -           -          -             $540
Sales and Marketing       1998      $29,077           -                  -            -           -          -                -


(1) Represents revenue-based commissions accrued pursuant to employment agreements. As of May 31, 2000, $9,092 of accrued commissions were owed to Mr Przysiecki. Mr Saferin waived commissions owed him under his employment agreement for fiscal 2000.

(2) Excludes prerequisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which, in the aggregate, did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

(3)     Represents amounts contributed pursuant to our 401(k) Savings Plan.

(4) Excludes amounts paid to Mr. Saferin's mother and the company owned by his spouse. Such amounts aggregated $110,000 in each of fiscal 2000, 1999, 1998.

(5) Such amount reflects a waiver of commissions previously owed to Mr. Saferin that he has relinquished.

DIRECTOR COMPENSATION

     Upon election or appointment to the Board of Directors, non-employee directors are granted non-qualified options to purchase 150,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant. In September 1998, Mr. Wussler received stock options outside of the Plan (defined below) for 300,000 shares of Common Stock at an exercise price of $0.37 per share as compensation for his services as one of our outside directors. Messrs. Leavitt and Fineman each received stock options pursuant to the Plan for 150,000 shares of Common Stock at an exercise price of $0.33 per share as compensation for their services as outside directors. Mr. Malloy received options to purchase 132,500 shares of common stock at $1.38 per share pursuant to the Plan and options to purchase an additional 17,500 shares of common stock at 1.38 per share outside of the Plan as compensation for his services as an outside director.

OPTION AND AWARD PLAN

     On September 22, 1998, our Board of Directors adopted our 1998 Stock Option and Award Plan (the "Plan") The stockholders approved the Plan on February 9, 1999. The Plan provides for the grant of stock awards and options for up to 800,000 shares of Common Stock to those employees, officers, directors, consultants or other individuals or entities eligible under the Plan to receive stock awards or options (each, a "Plan Participant"). Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees. Stock awards consist of the sale or transfer by us to a Plan Participant of one or more shares of Common Stock which, unless otherwise determined by the Board of Directors or committee administering the Plan, are subject to transfer restrictions and our right to repurchase if certain conditions specified in the award are not satisfied prior to the end of a restriction period. The plan provides for automatic grants of non-qualified stock options to purchase 150,000 shares of Common Stock to each non-employee director upon his election or appointment to the Board of Directors at the fair market value of the Common Stock on the date of the grant. Such options vest in equal installments over three years. No Plan Participant may receive more than an aggregate of 250,000 shares of Common Stock by grant of options and/or stock awards during the term of the Plan.

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

     As of August 23, 2000, we have issued options to purchase all 800,000 shares of Common Stock under the Plan, which includes grants to (1) the Chief Executive Officer and President for options to purchase 225,000 shares of Common Stock, (2) other executive officers for options to purchase 80,000 shares of Common Stock, (3) employees for options to purchase 62,500 shares of Common Stock and (4) three outside directors for options to purchase a total of 432,500 shares of Common Stock. As of such date, options to purchase 317,500 shares of Common Stock have been issued to two directors outside of the Plan. Options to purchase 143,334 shares were exercised pursuant to the Plan in fiscal 2000. 142,128 resulting shares were issued to the participants as a result of exercising their options. The difference between the number of shares issued and the number of options exercised was attributable to the "cashless" exercise of options by participants.

401(k) SAVINGS PLAN

     In fiscal 1996, we adopted a 401(k) savings plan whereby participants can elect to defer up to a specified maximum of their compensation and we will match their contribution up to 3% of the employee's base salary. In fiscal 2000 we contributed $19,631 to the plan and in fiscal 1999 we contributed $14,687 to the plan.

EMPLOYMENT AGREEMENTS

Steven M. Saferin

     MDIP entered into an employment agreement with Mr. Saferin, guaranteed by us, which expires on the later of August 8, 2002 or three years from the date we first file a registration statement with the SEC registering all of the shares of common or preferred stock owned by Mr. Saferin, and our shares are being traded on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market. See "Description of Business-Risk Factors-The loss of the services of Steven M. Saferin could harm our business." Pursuant to his employment agreement, Mr. Saferin receives an annual base salary of $300,000, which may be increased each year in an amount between 5% and 10% of the salary of the immediately preceding year. In addition, Mr. Saferin is entitled to a bonus equal to 2% of the gross revenues, up to a maximum amount of $335,000 over the term of the agreement. The employment agreement is terminable by MDIP for "good cause" and by Mr. Saferin for "good reason" upon the occurrence of certain events. In the event that MDIP terminates Mr. Saferin's employment without "good cause" or Mr. Saferin resigns for "good reason," MDIP shall pay an amount equal to the present value sum of the salary fixed at the salary rate on the date of termination or resignation which Mr. Saferin would have received through August 7, 2002 had his employment not been terminated. The agreement does not contain any terms regarding non-competition after the termination of Mr. Saferin's employment.

Kenneth M. Przysiecki

     MDIP and Mr.Saferin have entered into an employment agreement with Mr. Przysiecki, as amended, renewable yearly starting from October 1 of each year. Pursuant to his employment agreement, Mr. Przysiecki receives an annual base salary of $136,000, which may be increased each year. Mr. Przysiecki is entitled to a bonus equal to 0.5% of all trade revenue. Mr. Przysiecki's employment may be terminated by him or MDIP at any time upon sixty days' prior written notice. However, if employment is terminated by MDIP upon notice, or because of Mr. Przysiecki's death or disability, Mr. Przysiecki is entitled to severance pay equal to one year of his current base salary. The employment agreement provides that Mr. Przysiecki will not compete with MDIP in North America for eighteen months after the termination of his employment. A state court, however, may determine not to enforce such non-compete clause as against public policy.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

     The following table sets forth information known to us, as of August 10, 2000, regarding the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors and the Named Executive Officers, as defined in Item 6, and (iii) all directors and executive officers of as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.

                                          NUMBER OF SHARES           PERCENT
NAME OF BENEFICIAL OWNER (1)             BENEFICIALLY OWNED         OF CLASS (2)
----------------------------             ------------------         ------------

Steven M. Saferin                           3,870,169(3)             39.2%
Robert J. Wussler                             300,000                 3.1%
Kenneth M. Przysiecki                         240,000                 2.4%
Charles Kline                                   8,392                 0.1%
Robert R. Kowalczyk                            10,000                 0.1%
Todd P. Leavitt                                50,000(4)              0.5%
S. David Fineman                               50,000                 0.5%
William G. Malloy                              50,000(5)              0.5%
International Capital Partners, LLC           836,115(6)              8.5%
Scientific Games, Inc.                        608,333(7)              6.0%
All directors and executive
officers as a group (8 persons)             4,578,561                46.1%

(1) The address for Messrs. Saferin, Malloy, Wussler, Przysiecki, Kline, Kowalczyk, Leavitt and Fineman is c/o MDI Entertainment, Inc., 201 Ann Street, Hartford, Connecticut 06103. The address for International Capital Partners, LLC is c/o Foley, Hoag & Eliot, LLP, One Post Office Square, Boston, MA 02109. The address for Scientific Games, Inc. is 1500 Bluegrass Lakes Parkway, Alpharetta, GA 30004

(2) Shares of Common Stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of Common Stock are exercisable or convertible within 60 days of the date of this Form 10-KSB.

(3) Includes 75,000 shares of Common Stock which are subject to currently exercisable options.

(4) Represents 50,000 shares of Common Stock beneficially owned directly by the Leavitt Family Trust.

(5) Represents 50,000 shares of Common Stock which are subject to currently exercisable options. Mr. Malloy is President and Chief Executive Officer of Scientific Games, Inc., which beneficially owns 608,333 shares of Common Stock

(6) Includes 507,000 shares of Common Stock issuable upon conversion of 507 shares of Series A Preferred Stock.

(7) Includes 275,000 shares of Common Stock issuable upon conversion of a convertible subordinated debenture.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Many of the following transactions occurred before, or as a result of, the reverse mergers of MDIP and MDIM with and into us in August 1997.

     Since August 1994, our subsidiary, MDIP, has retained 1010 Productions, Inc. ("1010") to consult in the areas of trade show activities, software development, systems design, purchasing and product fulfillment. The president and sole shareholder of 1010 is Linda Kesterson Saferin, spouse of Steven M. Saferin, and former employee, officer and director of MDIP. 1010 is currently paid $8,167 per month plus expenses and is retained until December 31, 2000 pursuant to its current consulting agreement with us.

     MDIT, a company of which MDIP previously owned 66.7%, and MDIM, a company of which Mr. Saferin previously owned 91%, have paid MDIP an aggregate management fee of $10,200 in fiscal 1999 to operate the Texas and Missouri lottery programs. MDIT and MDIM have both been collapsed into MDIP now that the Texas and Missouri lottery contracts have ended.

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

     On June 1, 1998, Steven M. Saferin guaranteed our $500,000 performance bond provided to the Wisconsin lottery.

     On September 23, 1998, Steven M. Saferin guaranteed our $130,000 performance bond provided to the Louisiana lottery.

     Fineman & Bach, P.C., a Philadelphia PA law firm that S. David Fineman, one of our directors is associated with, from time to time does legal work for us.

     Tulip Media Ltd., a Los Angeles, CA entertainment company that Todd Leavitt, one of our directors, is associated with, from time to time does work in the entertainment field for us.

     In October 1999, William G. Malloy was invited to join our Board of Directors. Mr. Malloy is President and Chief Executive Officer of Scientific Games, Inc. which executed a strategic alliance with us. In connection with such alliance, Scientific Games purchased a $750,000 convertible subordinated debenture from us. In addition, Steven M. Saferin sold 333,333 shares of Common Stock held by him to Scientific Games.

     On January 19, 2000, Steven Saferin exchanged a portion of his stock for a note held by a third party and made by us with a remaining principal of $316,038. The note bears interest at 8% per annum and is payable in monthly installments of $14,300 with a final payment date of December 1, 2001. The note is secured by liens on substantially all of our assets.

     On May 31, 2000 Steven Saferin loaned the President and Chief Executive Officer of The Lottery Channel, Inc. $108,000 personally for the operational needs of The Lottery Channel. Mr. Saferin received a promissory note bearing interest of 11% per annum.

     On September 1, 2000 Steven Saferin loaned the Corporation $260,000 and received a note payable on demand, bearing interest at a rate of 10% per annum. On September 8, 2000, as part of a loan transaction, the note was replaced with a note secured by substantially all of our assets, payable on January 31, 2001, which bears interest at a rate of 10% per annum.

     Steven M. Saferin is entitled to a commission equal to 2% of our gross revenue, persuant to his employment agreement. Mr. Saferin waived the right to approximately $110,000 and $144,000 of commissions in FY 00 and FY 99, respectively.

  ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.


  EXHIBIT NO.     DESCRIPTION

3.1 Certificate of Incorporation of MDI Entertainment, Inc. (f/k/a Puff Process Inc.) dated December 29, 1994, as amended.(2)
3.2 Certificate of Amendment to the Certificate of Incorporation of MDI Entertainment, Inc. dated February 28, 1999.(3)
3.3     Amended and Restated By-Laws of MDI Entertainment, Inc. dated April
        27, 1999.(5)
3.4 Certificate of Designations, Preferences and Rights of Series A Preferred Stock, dated August 4, 1999.(4)
4.1 Registration Rights Agreement dated August 8, 1997, between MDI Entertainment Inc., Steven M. Saferin and Agostino T. Galluzzo.(1)
4.2     1998 Stock Option and Award Plan, dated September 22, 1998.(1)
4.3 Registration Rights Agreement dated August 4, 1999 between MDI Entertainment, Inc. and International Capital Partners, LLC.(4)
4.4 Stock Purchase Agreement dated August 4, 1999 between MDI Entertainment, Inc. and International Capital Partners, LLC.(4)
4.5 Convertible Subordinated Debenture Purchase Agreement dated September 21, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
4.6 Convertible Subordinated Debenture dated September 21, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
4.7 Purchase Agreement dated September 21, 1999 between Steven M. Saferin and Scientific Games, Inc. (6)
4.8 Stockholders' Agreement dated as of January 26, 2000 between MDI Entertainment, Inc., MDI Acquisition, Inc. and certain parties listed therein. (7)
4.9 Stockholders' Agreement dated January 26, 2000 between The Lottery Channel, Inc. and certain parties listed therein. (7)
4.10 Letter Agreement dated January 26, 2000 between Steven M. Saferin and MDI Entertainment, Inc. (7)
4.11 Letter Agreement dated January 26, 2000 between Roger W. Ach, II and MDI Entertainment, Inc. (7)
10.1 Second Amended and Restated Employment Agreement dated August 8, 1997, as amended, between Media Drop-In Productions, Inc. and Steven M. Saferin.(1)
10.2    Employment Agreement dated April 30, 1996, as amended, between
        Media Drop-In Productions, Inc., Kenneth Przysiecki and Steven M. Saferin.(1)
10.3    First Amended and Restated Consulting Agreement dated August 8,
        1997, between Media Drop-In Productions, Inc. and 1010 Productions, Inc.(1)
10.4 Lease dated June 1992, as amended, between Ann Street Limited Partnership by Tunxis Management Co., II, and Media Drop-In Productions, Inc.(1)
10.5 Amended Lease Agreement between KWK IV, LLC. and Media Drop-In Productions,Inc. dated March 25, 1999.(5)
10.6    Agreement and Plan of Reorganization dated August 8, 1997, between
        MDI Entertainment, Inc., MDI-Connecticut, Inc., MDI-Missouri, Inc. (DE), Media Drop-In Productions, Inc., MDI-Missouri, Inc. (MO), Steven M. Saferin and Agostino T. Galluzzo.(2)
10.7 Commission Agreement dated December 20, 1994, between Media Drop-In Productions, Inc. and Stamford Media Group, LLC.(2)
10.8    Letter of Intent dated July 31, 1998, between MDI Entertainment,
        Inc., Fancaster, Inc. and Craig Krueger.(2)
10.9 Strategic Alliance Agreement, dated September 2, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
10.10 Agreement and Plan of Merger dated as of January 26, 2000 between MDI Entertainment, Inc., MDI Acquisition, Inc. and The Lottery Channel, Inc.
        (7)
10.11 Press release dated 8/28/00, "MDI Entertainment Terminates Merger Agreement with The Lottery Channel.(8)
21.1    Subsidiaries of MDI Entertainment, Inc.(9)
27.1    Financial Data Schedule.(9)

        --------------------------

(1) Incorporated by reference from the Company's Form 10-SB, filed September 28, 1998.
(2) Incorporated by reference from the Company's Amendment No. 1 to the Form 10-SB, filed February 1, 1999.
(3)     Incorporated by reference from the Company's Form 10-QSB for the period ended February 28, 1999.
(4)     Incorporated by reference from the Company's Form 8-K filed August
        12, 1999.
(5) Incorporated by reference from the Company's Form 10-KSB filed August 27, 1999.
(6)     Incorporated by reference from the Company's Form 8-K filed October 4,
        1999.
(7)     Incorporated by reference from the Company's Form 8-K filed February 7,
        2000.
(8)     Incorporated by reference from the Company's From 8-K filed August 29,
        2000
(9)     Filed herewith.

                                 SIGNATURE PAGE

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MDI ENTERTAINMENT, INC.

             SIGNATURE                               TITLE                        DATE

   /s/ Steven M Saferin               President, Chief Executive             August 23, 2000
------------------------------------  Officer  and Director
Steven M. Saferin


     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


             SIGNATURE                               TITLE                        DATE



   /s/ Steven M. Saferin              President, Chief Executive Officer     August 23, 2000
------------------------------------  and Director
Steven M. Saferin                     (Principal Executive Officer)


   /s/ Kenneth M Przysiecki           Chief Financial Officer, Secretary     August 23, 2000
------------------------------------  and Director
Kenneth M. Przysiecki                 (Principal Financial Officer)


   /s/ Robert J. Wussler              Director                               August 23, 2000
------------------------------------
Robert J. Wussler

   /s/ S. David Fineman               Director                               August 23, 2000
------------------------------------
S. David Fineman

   /s/ Todd Leavitt                   Director                               August 23, 2000
------------------------------------
Todd Leavitt

   /s/ William G. Malloy              Director                               August 23, 2000
------------------------------------
William G. Malloy


                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------------------


     F-3                Report of Independent Public Accountants

     F-4 and F-5        Consolidated Balance Sheets

     F-6                Consolidated Statements of Operations

     F-7                Consolidated Statements of Shareholders' Deficit

     F-8                Consolidated Statements of Cash Flows

     F-9 - F-20         Notes to Consolidated Financial Statements

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                    ----------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                           AS OF MAY 31, 2000 AND 1999

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of MDI Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of MDI Entertainment, Inc. and subsidiary as of May 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDI Entertainment, Inc. and subsidiary as of May 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Hartford, Connecticut
August 23, 2000, except for Note 12, as
   to which the date is August 28, 2000

Item 1.   Financial Statements

                                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                    ----------------------------------------

                                          CONSOLIDATED BALANCE SHEETS

                                          AS OF MAY 31, 2000 AND 1999



                          ASSETS                                         2000                  1999

CURRENT ASSETS:
  Cash and cash equivalents                                            $ 313,435             $ 340,350
  Accounts receivable                                                    801,286               817,614
  Inventory                                                              254,187                57,596
  Other current assets                                                   266,743                58,253
                                                                   --------------        --------------

        Total current assets                                           1,635,651             1,273,813
                                                                   --------------        --------------

PROPERTY AND EQUIPMENT, at cost:
  Equipment                                                              228,842               354,890
  Furniture and fixtures                                                 102,391               101,737
                                                                   --------------        --------------

                                                                         331,233               456,627
  Less:  Accumulated depreciation                                       (184,126)             (350,605)
                                                                   --------------        --------------

                                                                         147,107               106,022
                                                                   --------------        --------------

OTHER ASSETS:
  Licensing costs, net (Note 2)                                          348,604               189,488
  Other (Note 1)                                                         438,621               260,039
                                                                   --------------        --------------

        Total other assets                                               787,225               449,527
                                                                   --------------        --------------

                                                                     $ 2,569,983           $ 1,829,362
                                                                   ==============        ==============

                                     The accompanying notes are an integral
                                  part of these consolidated financial statements.



                                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                    ----------------------------------------

                                          CONSOLIDATED BALANCE SHEETS

                                          AS OF MAY 31, 2000 AND 1999




          LIABILITIES AND SHAREHOLDERS' DEFICIT                          2000                  1999

CURRENT LIABILITIES:
  Billings in excess of costs and estimated earnings
     on uncompleted contracts (Note 1)                               $ 1,733,288           $ 1,695,886
  Deferred revenue (Note 1)                                              190,547               268,405
  Current portion of long term debt (Note 3)                             195,848               365,911
  Accounts payable                                                       867,439               364,909
  Accrued expenses                                                       360,606               313,550
  Income taxes payable (Note 7)                                                -                55,729
  Dividends payable (Note 6)                                               7,322                     -
                                                                   --------------        --------------

        Total current liabilities                                      3,355,050             3,064,390

LONG-TERM DEBT AND NOTES PAYABLE                                          99,689               229,702
  less current portion above (Note 3)

SUBORDINATED CONVERTIBLE DEBENTURE (Note 4)                              540,000                     -

MINORITY INTEREST                                                              -                34,927
                                                                   --------------        --------------

        Total liabilities                                              3,994,739             3,329,019

COMMITMENTS AND CONTINGENCIES (Notes 1,
  5, 8, and 10)

SHAREHOLDERS' DEFICIT (Notes 4, 5 and 6):

  Common stock (authorized 25,000,000 shares;
   issued and outstanding 8,987,446 shares)                                8,987                 7,777
  Convertible preferred stock-Series A                                         1                     -
  Additional paid-in capital                                           2,473,154               348,348
  Accumulated deficit                                                 (3,906,898)           (1,855,782)
                                                                   --------------        --------------

       Total shareholders' deficit                                    (1,424,756)           (1,499,657)

                                                                     $ 2,569,983           $ 1,829,362
                                                                   ==============        ==============


                                     The accompanying notes are an integral
                                  part of these consolidated financial statements.



                                      MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                     ----------------------------------------

                                      CONSOLIDATED STATMENTS OF OPERATIONS

                                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999


                                                                                   2000                      1999

REVENUES                                                                            $ 5,498,485              $ 7,204,712

COST OF REVENUES                                                                      3,534,545                3,668,266
                                                                            --------------------       ------------------

    Gross profit                                                                      1,963,940                3,536,446

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                            3,105,526                2,302,752
TERMINATED MERGER EXPENSES (Note 12)                                                    727,025                        -

                                                                            --------------------       ------------------
     Operating (loss) profit                                                         (1,868,611)               1,233,694

INTEREST EXPENSE, net                                                                    54,947                    7,713

OTHER EXPENSE                                                                            57,218                   10,976

MINORITY INTEREST                                                                             -                     (341)
                                                                            --------------------       ------------------

     (Loss) income before provision for income taxes                                 (1,980,776)               1,215,346

PROVISION FOR INCOME TAXES                                                                4,329                   55,700
                                                                            --------------------       ------------------

     Net (loss) income                                                             $ (1,985,105)             $ 1,159,646
                                                                            ====================       ==================

Basic (Loss) Earnings Per Common Share (Note 1)                                    $      (0.25)             $      0.15
                                                                            ====================       ==================

Diluted (Loss) Earnings Per Common Share (Note 1)                                  $      (0.25)             $      0.14

                                                                            ====================       ==================


                                      The accompanying notes are an integral
                                 part of these consolidated financial statements.



                                                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                                    ----------------------------------------

                                               CONSOLIDATED STATMENTS OF SHAREHOLDERS' DEFICIT

                                                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999





                                                      Shares               Par Value $.001
                                          --------------------------  -----------------------
                                               *
                                          Convertible        **       Preferred              Additional
                                         Preferred Stock   Common       Stock      Common     Paid In      Accumulated
                                            Series A       Stock      Series A      Stock     Capital        Deficit        Total
                                        --------------- ------------ ----------- ----------  -----------  -------------  -----------


BALANCE, May 31, 1998                             -   $ 7,776,500      $ -       $7,777     $ 348,348    $(3,015,428)   $(2,659,303)

   Net Income                                     -             -        -            -             -      1,159,646      1,159,646
                                        --------------- ------------ ----------- ----------  -----------  -------------  -----------
BALANCE, May 31, 1999                             -     7,776,500        -        7,777       348,348     (1,855,782)    (1,499,657)

Proceeds from sale of
   Preferred stock - Series A, net            2,027             -        2            -     1,393,600              -      1,393,602
   of expenses of $356,398

Imputed interest on
 convertible debenture (Note 4)                   -             -        -            -       225,625              -        225,625

   Net loss                                       -             -        -            -             -     (1,985,105)    (1,985,105)

Dividends on preferred stock                                                                                 (66,011)       (66,011)

Conversion of series A convertible
 preferred stock to common stock             (1,012)    1,012,000       (1)       1,012        (1,011)             -               -


Stock options excercised                          -       158,598                   158        42,191              -         42,349

Compensation attributable to
 employee stock options                           -             -        -            -       117,600              -        117,600


Warrants issued in connection with
issuance of subordinated debenture
and preferred stock                               -             -        -            -       962,730              -        962,730

Additional cost of preferred stock
   attributable to warrants                       -             -        -            -      (674,580)             -       (654,580)

Preferred stock dividend
   paid in common stock                           -        40,348        -           40        58,651              -         58,691

                                          ------------------------------------------------------------------------------------------
BALANCE, May 31, 2000                         1,015     8,987,446      $ 1       $8,987    $2,473,154    $(3,906,898)   $(1,424,756)
                                          ==========================================================================================


*    5,000,000 shares of preferred stock authorized
**  25,000,000 shares of common stock authorized


                                      The accompanying notes are an integral
                                 part of these consolidated financial statements.



                                           MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                          ----------------------------------------

                                            CONSOLIDATED STATMENT OF CASH FLOWS

                                         FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                                                             2000                      1999
                                                                                       -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                     $ (1,985,105)              $ 1,159,646
     Adjustments to reconcile net (loss) income to net
         cash used for operating activities:
              Minority interest                                                                       -                      (341)
              Depreciation and amortization                                                      91,226                   140,412
              Loss on disposal of assets                                                              -                    10,976
              Stock based compensation                                                          150,350                         -
              Change in assets and liabilities:
                Decrease(increase)in accounts receivable                                         16,328                  (500,016)
                (Increase) decrease in inventory                                               (196,591)                  360,055
                Increase in licensing costs                                                    (159,116)                  (80,339)
                Increase in other assets                                                        (21,844)                 (235,446)
                Increase in accounts payable                                                    467,602                    18,418
                Increase (decrease) in accrued expenses                                          46,133                  (256,615)
                (Decrease) increase in income taxes payable                                     (54,802)                   55,729
                Decrease in deferred revenue                                                    (77,858)               (2,637,642)
                Increase in billings in excess of costs
                  and estimated earnings on uncompleted contracts                                37,402                 1,695,886
                                                                                       -----------------         -----------------
           Net cash used for operating activities                                            (1,686,275)                 (269,277)
                                                                                       -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                          (89,401)                  (45,630)
                                                                                       -----------------         -----------------


           Net cash used for investing activities                                               (89,401)                  (45,630)
                                                                                       -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                          (300,077)                 (305,141)
    Proceeds from exercise of  common stock options                                              42,349                         -
    Proceeds from sale of preferred stock                                                     1,750,000                         -
    Costs associated with sale of convertible preferred stock                                  (356,400)                        -
    Proceeds from subordinated convertible debenture                                            750,000                         -
    Costs associated with issuance of subordinated convertible debenture                       (137,113)                        -
                                                                                       -----------------        ------------------
           Net cash provided by (used for) financing activities                               1,748,761                  (305,141)
                                                                                       -----------------         -----------------

NET DECREASE IN CASH                                                                            (26,915)                 (620,048)

CASH, beginning of the year                                                                     340,350                   960,398

                                                                                       -----------------         -----------------
CASH, end of the year                                                                      $    313,435               $   340,350
                                                                                       =================         =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                                          $     52,202               $    34,237
         Income taxes                                                                      $     57,152               $     2,319
    Non-cash items:
         Conversion of accrued commissions to note payable                                 $          -               $   600,000
         Preferred stock dividend paid in common stock                                     $     58,650               $         -
         Imputed interest on subordinated covertible debenture                             $     15,625               $         -
         Expenses related to warrants                                                      $     32,750               $         -


                                           The accompanying notes are an integral
                                       part of these consolidated financial statements.


                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                    ----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999




(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


    ORGANIZATION

    MDI Entertainment, Inc. (the "Company") is a Delaware corporation incorporated on December 29, 1994 under the name Puff Process, Inc. In August 1997, the Company purchased 100% of the shares of Media Drop-In Productions, Inc., a Delaware corporation (Media Drop-In Productions, Inc. had a 66.7% owned subsidiary, MDI-Texas, Inc.,) and MDI-Missouri, Inc., a Missouri corporation (herein collectively referred to as "MDI"), in exchange for 4,800,000 shares of the Company's common stock and notes payable to the shareholders of MDI for an aggregate of $300,000. In connection with this acquisition, the name of the Company was changed to MDI Entertainment, Inc. Both MDI-Texas, Inc. and MDI-Missouri, Inc. ceased to operate as of May 31, 1999 as the state lottery promotions these companies were established to operate were completed. Since the Company had minimal assets, liabilities and no business activities prior to its acquisition of MDI, this transaction was accounted for as a "reverse merger," with MDI as the successor corporation. Therefore, these financial statements reflect the historical cost basis of MDI. All inter-company transactions have been eliminated in the accompanying financial statements.

    MDI's principal activity has been the development and sale of entertainment based promotions to North American lotteries. MDI is positioned to create a wide variety of additional entertainment promotions. MDI has established itself as a source for the creation, supply and administration of entertainment based lottery promotions.

    In 1996, MDI created its Licensed and Patented Games division ("LPG"). MDI capitalized on current trends in the lottery industry to base some instant games on pre-existing games of chance and well-known brands and logos. MDI has acquired the rights to numerous well-known entertainment properties to license as lottery theme games and promotions. Included among the properties already licensed are "Star Trek," "Wheel of Fortune," "Jeopardy," "Pepsi," "Louisville Slugger" and "Harley-Davidson."

    INVENTORIES

    Inventories represent merchandise used in the Company's entertainment-based promotions. The inventory is stated at the lower of cost or market using the first-in, first-out method.

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

    LICENSING COSTS

    The Company reviews its capitalized marketing costs quarterly to determine if an impairment has occurred. The Company recognizes that an impairment has occurred when the license is no longer expected to result in a lottery contract. No impairment loss was recognized for the years ended May 31, 2000 and 1999.

    OTHER ASSETS

    Other assets are primarily comprised of prepaid financing costs related to the subordinated convertible debenture, which are being amortized over the term of the debentures.

    REVENUE AND COST RECOGNITION

    Revenue is derived from various lottery game contracts (mainly with states) between the Company and the lotteries. The Company has agreed to provide second chance prize packages consisting of grand prizes and various merchandise prizes. The Company also provides marketing support related to each of the games and obtains the appropriate licenses for the right to use these properties. Many of the lottery contracts require the lotteries to pay the Company upon signing of the contract; therefore, the Company defers this revenue and recognizes the revenue based on the terms of the applicable game.

    Revenues from the lottery game contracts that are greater than one year are recognized on the percentage-of-completion method, determined by the percentage of costs incurred to date to estimated total costs on a specific contract basis. This method is utilized as management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of May 31, 2000, no losses were expected from existing contracts.

    The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

    As of May 31, 2000, billings in excess of costs and estimated earnings on uncompleted contracts was as follows:



         LOTTERY              GAME            BILLINGS      REVENUE           BILLINGS IN EXCESS OF
                                              TO DATE       EARNED            ESTIMATED EARNINGS ON
                                                                              UNCOMPLETED CONTRACTS
    Wisconsin          Wheel of Fortune     $  510,000    $  430,887                $  79,113
    Wisconsin          Star Trek               475,000       405,594                   69,406
    Wisconsin          Harley Davidson       1,270,605     1,184,110                   86,495
    Wisconsin          Pepsi                 1,012,215       841,710                  170,505
    Arizona            Star Trek               130,250       105,514                   24,736
    Rhode Island       Harley Davidson         144,160       102,309                   41,851
    New Jersey         Harley Davidson         633,234       480,354                  152,880
    New Jersey         Jeopardy                517,400       337,038                  180,362
    New Jersey         Louisville Slugger      518,580       201,747                  316,833
    Connecticut        Harley Davidson         236,483       228,310                    8,173
    Connecticut        Times Square 2000       550,000       549,590                      410
    Iowa               Louisville Slugger       63,672        52,154                   11,518
    Indiana            Harley Davidson         239,780        88,314                  151,466
    Indiana            Wheel of Fortune        195,406       185,331                   10,075
    Pennsylvania       Wheel of Fortune        230,000       227,897                    2,103
    Missouri           Wheel of Fortune        165,000       164,514                      486
    Western Canada     Harley Davidson         128,440       116,020                   12,420
    Ohio               Harley Davidson         392,500        77,321                  315,179
    Maine              Harley Davidson         134,000        34,723                   99,277
                                           ---------------------------------------------------
                       Total                $7,546,725    $5,813,437               $1,733,288
                                           ===================================================



    Approximately 47.1% of revenue for the year ended May 31, 2000 was derived from contracts with three state lotteries.

    As of May 31, 1999, billings in excess of costs and estimated earnings on uncompleted contracts was as follows:




                                                                              BILLINGS IN EXCESS OF
                                              BILLINGS      REVENUE           ESTIMATED EARNINGS ON
    LOTTERY              GAME                 TO DATE       EARNED            UNCOMPLETED CONTRACTS
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
                                             ==========   ==========          ==========

    EARNINGS (LOSS) PER SHARE

    Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the year. For the year ended May 31, 1999, common share equivalents represented dilutive stock options using the treasury method. For the year ended May 31, 2000, options to purchase 974,166 shares of common stock, preferred stock convertible into 1,015,000 shares of common stock, subordinated debenture convertible into 375,000 shares of common stock and warrants to purchase 817,895 shares of common stock were excluded from the calculation of the diluted loss per share since their inclusion would be anti-dilutive. The (loss) income available to common shareholders and the number of shares used in the earnings (loss) per common share and earnings (loss) per dilutive share computation for 2000 and 1999 was as follows:


                                               YEARS ENDED
                                                 MAY 31,
                                     ------------------------------
                                         2000             1999

     Net (loss) income               $ (1,985,105)     $ 1,159,646

     Preferred stock dividends             66,011                -
                                     -------------     -----------
     Net (loss) income applicable
      to common shareholders         $ (2,051,116)     $ 1,159,646
                                     =============     ===========


                                               YEARS ENDED
                                                 MAY 31,
                                     ------------------------------
                                         2000             1999

    Basic:

    Average number of common
       shares outstanding              8,276,356         7,776,500

    Dilutive:

    Dilutive effect of options,
    warrants and
    convertible                              Not           528,078
    securities                        Applicable

                                     ------------    --------------
    Average dilutive common
    shares outstanding                 8,276,356         8,304,578
                                     ============    ==============


    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS 133 was required beginning with the first quarter of fiscal 2000. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of SFAS No. 133." This has resulted in the deferral of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material impact on the Company's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition. SAB No. 101 was adopted by the Company on January 1, 2000. The cumulative effect of applying SAB No. 101 did not have an effect on the Company's operating results or financial position upon adoption.

    USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(2) LICENSING COSTS

    The Company capitalizes costs associated with obtaining the exclusive right to use and to sublicense the use of licensed properties, as defined in license agreements. These costs, which in most cases are advances against future license royalty payments, are applied to cost of sales as the games are launched. Approximately 74.0% of revenues are derived from three licensed properties which expire within six months to four years.

    At May 31, 2000, the following costs have been capitalized:

        Louisville Slugger License                           $ 20,000
        Harley Davidson Commercial                             48,666
        Heros of Space License                                 10,000
        Hummer/Humvee License                                  10,000
        Pink Panther License                                    5,000
        Outer Limits License                                    5,000
        Country Music License                                  15,000
        TNN Trademark License                                  15,000
        James Bond 007 License                                 20,000
        Dale Earnhardt, Inc. License                           25,000
        Dale Earnhardt, Jr. License                            32,500
        World Cup License                                      37,500
        Ray Charles Entertainment License                      30,400
        King Features License                                  15,000
        The Buffer License                                     15,000
        Hormel License                                         47,500
        Hollywood Walk of Fame License                         15,000
        Elliott Racing License                                  7,500
        Rousch Racing License                                  37,892
        CowParade License                                       5,000
                                                    ------------------
                                                              416,958

        Less-accumulated amortization                         (68,354)
                                                    ------------------
                                                             $348,604
                                                    ==================

     At May 31, 1999, the following costs have been capitalized:

        Wheel of Fortune License                             $ 10,000
        Star Trek License                                      85,000
        Rock and Roll Hall of Fame License                     10,000
        Patented Games                                         83,135
        Harley Davidson License                               100,000
        Louisville Slugger License                             20,000
        Times Square 2000 License                              10,000
        Harley Davidson Commercial                             48,666
        Heros of Space License                                 10,000
        Hummer/Humvee License                                   2,500
                                                    ------------------
                                                              379,301

        Less-accumulated amortization                        (189,813)
                                                    ------------------
                                                             $189,488
                                                    ==================


(3) LONG-TERM DEBT AND NOTES PAYABLE

    Long-term debt and notes payable consist of the following:

                                                       2000              1999
                                                       ----              ----

        Promissory note payable bearing interest
        at a rate of 3% above prime rate;
        principal and interest of $27,895 payable
        monthly through December 15, 2000
        (see Note 9)                                  $     -          $ 485,363

        Term note payable bearing no interest;
        principal of $5,000 payable monthly
        through December 1, 2000                       30,000             90,000

        Promissory note payable to stockholder
        bearing interest at a rate of 8%;
        principal and interest of $14,300
        payable monthly through December 1, 2001      254,287                  -
        (See Note 9)

        Promissory note payable bearing interest
        at 10%; principal of $750
        payable monthly through August 2002            11,250             20,250

                                                     ---------         ---------
                                                      295,537            595,613

        Less - current maturities                    (195,848)          (365,911)
                                                     ---------         ---------

                                                     $ 99,689          $ 229,702
                                                     =========         =========

        Repayments of long-term debt for each of the next 5 years and thereafter are as follows:

                          YEAR ENDING
                            MAY 31,

                             2001 .........................$195,848
                             2002 .........................  99,689
                                                        ------------
                                                           $295,537
                                                        ============

    The Company's line of credit with Fleet is secured by liens on substantially all of the Company's assets.

    The Company secured a line of credit of $ 500,000 with Fleet Bank in February 2000. Interest on the line of credit is at the Bank's prime rate plus .75% (9.5% at May 31, 2000). There were no advances under the line at May 31, 2000. The line of credit expires on September 30, 2000. As of August 23, 2000 the Company is in default of the line's financial covenants and $95,000 was borrowed against this line as of that date. Steven M. Saferin, President and Chief Executive Officer has advised the Company that he is personally prepared to commit up to $500,000 to fund the Company's immediate cash flow needs and repay such indebtedness.

(4) SUBORDINATED CONVERTIBLE DEBENTURE

    On September 21, 1999, the Company issued a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000. The Debenture bears interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture is convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares of common stock and convertible at the Company's option at any time after the earlier of (a) September 21, 2001 or (b) when the underlying common stock is registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeds $3.00 per share.

    Generally accepted accounting principles require that the interest rate on debt represent a fair market rate for "comparable" debt instruments. The Company has determined that a fair market rate for this debt would be approximately 10% and therefore has discounted the carrying value of the liability, with the offsetting credit reflected as additional paid-in capital.


    Face amount of  subordinated convertible debenture                           $750,000

    Less:
    Imputed interest discount (difference between 10% fair market rate
    and 7% stated rate)                                                          (225,625)
                                                                        ------------------

    Discounted debenture value                                                   $524,375
    Discount amortized through May 31, 2000                                        15,625
                                                                        ------------------
    Balance at May 31, 2000                                                      $540,000
                                                                        ==================

    Each quarter, the imputed interest for that quarter is amortized with a corresponding increase in the debenture until it matures on September 21, 2009 or is converted into common stock.

(5) STOCK OPTION AND AWARD PLAN and WARRANTS

       Stock Option and Award Plan

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

       During fiscal 2000, the Company awarded options to purchase 17,500 shares of common stock to a director at an exercise price of $1.38 outside the plan. These options are exercisable under the same terms as options under the Plan. The company also issued warrants to purchase 25,000 shares of common stock at an exercise price of $1.56 for investor relation services provided by a third party.

       The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, ("Accounting for Stock-Based Compensation") (SFAS No. 123). The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and includes only disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted as of May 31, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123. For purposes of this calculation, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:


                                                    2000              1999

       Risk free interest rate ................  6.14% - 6.47%   5.10% - 5.62%
       Expected dividend yield ................             0%              0%
       Expected lives .........................   5 - 10 years    5 - 10 years
       Expected volatility ....................           131%            119%
       Fair value .............................          $1.34   $0.28 - $0.32

       Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's pro forma net
       (loss) income would have been as follows:

                                                         2000           1999
                                                         ----           ----
         Net (loss)income:
           As reported .............................$ (1,985,105)  $1,159,646
           Pro forma ................................ (1,994,262)   1,066,346

         Basic earnings (loss) per common shares:

           As reported .................................$ (.25)        .15
           Pro forma ...................................  (.25)        .14

         Diluted earnings (loss) per common shares:

           As reported .................................$ (.25)        .14
           Pro forma ...................................  (.25)        .13

       The pro-forma information is not indicative of future years.

       The following table summarizes both stock option activities under and outside the Plan during the years ended May 31, 2000 and 1999:


                                                            2000                                       1999
                                                 ----------------------------------      --------------------------------------
                                                                Weighted Average                            Weighted Average
                                                 Shares          Exercise Price             Shares           Exercise Price
     Outstanding, at beginning of year           967,500            $ .28 -.32                   -                 $    -

                   Granted                       150,000                1.38               967,500                 $ 0.34
                   Exercised                    (143,334)               0.33                     -                      -
                   Cancelled                                               -                     -                      -
                                              -------------  -----------------------    ----------------  ---------------------

     Outstanding, at end of year                 974,166              $ 0.50               967,500                 $ 0.34
                                              =============  =======================    ================  =====================

     Options exercisable at end of year          317,500              $ 0.43               300,000                 $ 0.37
                                              =============  =======================    ================  =====================

     Weighted average fair value options
      granted during the year                    150,000              $ 1.34               967,500                 $ .28 -.32
                                              =============  =======================    ================  =====================

     Total compensation expense recorded in the accompanying statements of operations associated with employee stock options was $117,600 and $0 for the years ended May 31, 2000 and 1999, respectively.

     Warrants

     As of May 31, 2000, the Company has issued and outstanding warrants to purchase 817,895 shares of common stock at exercise prices that range from $1.25 per share to $1.56 per share.

     As of May 31, 2000, the Company has the following outstanding warrants:


         Year     Expiration                                                                        Exercise     Number of
        Issued      Date                  Description                                                Price        Warrants
         1999       2004       For investor relations services                                        $1.56        25,000
         1999       2006       For placement costs of preferred stock                                 $1.31       350,000
         1999       2006       For placement costs of preferred stock                                 $1.31       216,875
         1999       2006       For placement costs of convertible subordinated debenture              $1.25        46,447
         1999       2006       For placement costs of convertible subordinated debenture              $1.25       179,573


(6) CONVERTIBLE PREFERRED STOCK - SERIES A

    On August 4, 1999, the Company finalized a $1,750,000 private sale to an investor of 2,027 shares of Series A Preferred Stock, representing approximately 20% of the outstanding common stock of the Company on an as converted basis. The preferred stock has a liquidation preference of $1,750,000, pays a dividend of 10% per annum, payable in cash or common stock at the Company's option, and is convertible into an aggregate of 2,027,000 shares of the Company's common stock, subject to adjustment under certain circumstances. In September 1999, the dividend rate was prospectively reduced to 5% per annum in connection with the Company's filing of a registration statement with respect to the resale of the common stock underlying the preferred stock. The holders of the preferred stock are entitled to a right of first refusal on new securities issued by the Company, subject to certain exclusions. The Company may not create or increase the authorized number of shares of any class or series of stock ranking prior to or on parity with the preferred stock either as to dividends or liquidation without approval of a majority of the holders of the preferred stock. During fiscal year 2000, 1,012 shares of the preferred stock were converted into 1,012,000 shares of common stock.

(7) INCOME TAXES

    The Company accounts for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes" which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and its tax return. SFAS No.109 provides for recognition of a deferred tax asset for all future deductible temporary differences that, more likely than not, will provide the Company a future benefit. As of May 31, 2000 and 1999, the Company had a deferred tax asset of approximately $2,589,000 and $1,780,000, respectively, primarily as a result of net operating loss carryforwards. The Company has established a valuation allowance for the full amount of this deferred tax asset. The Company has net operating loss carryforwards amounting to approximately $6,352,000 and $4,367,000 at May 31, 2000 and 1999, respectively. These carryforwards expire beginning in 2006. Useage of the NOL's is limited in the event certain ownership changes occur. The tax expense recorded by the Company for the years ended May 31, 2000 and 1999 was primarily for minimum state income taxes.

(8) COMMITMENTS

    The Company leases office equipment, office space and vehicles under long-term leases which expire during the next one to five years. Rent expense totaled $100,483 and $61,415 in 2000 and 1999, respectively. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 2000:

                      2001 .......................   85,745
                      2002 .......................   84,338
                      2003 .......................   82,633
                      2004 .......................   78,764
                      2005 .......................   46,827
                                                  -----------
                                                   $378,307
                                                  ===========


    MDI has agreed to provide the Wisconsin Lottery (the Lottery) a performance bond acceptable to the Lottery in the amount of $500,000. The Company has also provided a $130,000 performance bond to the Louisiana Lottery. The President and Chief Executive Officer of the Company has personally guaranteed these performance bonds.

(9) COMMISSION AGREEMENT:

    In December, 1994, MDI entered into a commission agreement with a media company to assist in the procurement of video and audio entertainment media. The term of the agreement was from December 15, 1994 through December 14, 1997. Commissions of 5.33% were required to be paid on monthly cash receipts in excess of $337,500. If at the end of the term, the aggregate cash collections were less than $27,300,000, then the media company could renew the Agreement for an additional year or periods of one year until MDI reaches $27,300,000. There were no commissions paid in 2000 and approximately $186,000 was paid in 1999.

    The Company could have elected not to renew this agreement and would then be required to deliver to the media group a promissory note in the amount of $808,250, less previously paid commissions, bearing interest at a rate of 3% above prime rate, payable over 24 months. The Company had renewed the agreement through December 14, 1998. However, since the Company had significantly reduced the utilization of this media company, they accrued the $786,287 minimum fee owed to them and charged it to cost of revenues for the year ended May 31, 1998.

    During 1999, the Company entered into a formal note agreement with the media group to repay the remaining outstanding balance due to them in the amount of $600,000. During 2000, the Company's President and Chief Executive Officer, purchased the remaining balance of the note payable ($316,038) from the media group. The new note bears interest at an 8% interest rate instead of 10.75% and its maturity was extended to December 2001 from December 2000 (see Note 3).

(10)RELATED PARTY TRANSACTIONS

    In 2000 and 1999, the Company incurred commission expense of $110,000 and $144,000 and wage expense of $330,750 and $300,000, respectively, to the President of the Company, in accordance with his Employment Agreement. The agreement contemplates a $300,000 salary for the 12-month period ended February 28, 1998. On March 1, 1998, and each anniversary thereafter, the President's salary may be increased 5% or an equation based on the consumer price index. In no event shall the increase exceed 10% in any one year. In addition, the President receives a commission equal to 2% of gross revenues of the Company (not to exceed $335,000 over the term of the employment contract). The President waived the right to approximately $110,000 and $144,000 of commissions in 2000 and 1999, respectively. The contract began August 8, 1997 and terminates the later of August 7, 2002 or three years from the date the Company files a registration statement with the Securities and Exchange Commission registering his shares of common stock if such shares are traded on Nasdaq.

    The Company has retained 1010 Productions, Inc. (1010) to consult in the areas of trade shows, software development, systems design, purchasing and product fulfillment. The President and sole shareholder of 1010 is the wife of the President of the Company. 1010 is currently paid $8,167 per month plus expenses and is retained until December 31, 2000 pursuant to a consulting agreement.

    In September 1999, The Company entered into a Strategic Alliance with Scientific Games, Inc. ("SGI"). SGI will utilize its sales and marketing force to market, license and sell MDI's products and deliverables to SGI's customers. In payment of these services, SGI is to receive a commission based on (1) gross revenues received from the sale of merchandise products by MDI and (2) gross revenues received from license and royalty fees.

(11)EMPLOYEE BENEFIT PLAN

    In fiscal 1996, the Company adopted a 401(k) savings plan, whereby participants can elect to defer up to a specified minimum of their compensation and the Company will match their contribution up to 3% of the employee's base compensation. In fiscal 2000 and 1999, the Company contributed $19,631 and $14,687 to the plan, respectively.

(12)TERMINATED MERGER EXPENSES

    The Company entered into an Agreement and Plan of Merger with The Lottery Channel, Inc. and the Company's wholly-owned subsidiary (established to facilitate the merger), MDI Acquisition, Inc. dated as of January 26, 2000. The obligations of MDI Acquisition, Lottery Channel and the Company to effect the merger were subject to the fulfillment of a number of conditions including, among others, the consummation of certain contemplated investments and receipt of third party consents. Certain of such conditions were not met and on August 25, 2000, the Company sent a notice of termination to The Lottery Channel, Inc. terminating the Agreement and Plan of Merger dated January 26, 2000. In accordance with generally accepted accounting principles, $727,000 of costs related to the proposed merger were written off, as reflected in the accompanying financial statements. Subsequently, by letter dated August 28, 2000, Lottery Channel responded by purporting to terminate the merger agreement due to MDI's breach. The letter claimed that the Company was responsible for all cost and expenses incurred in connection with the transaction. The Company disputes this assertion.

                                 EXHIBITS INDEX

--------------------------------------------------------------------------------



EXHIBIT NO.     DESCRIPTION

3.1 Certificate of Incorporation of MDI Entertainment, Inc. (f/k/a Puff Process Inc.) dated December 29, 1994, as amended.(2)
3.2 Certificate of Amendment to the Certificate of Incorporation of MDI Entertainment, Inc. dated February 28, 1999.(3)
3.3     Amended and Restated By-Laws of MDI Entertainment, Inc. dated April
        27, 1999.(5)
3.4 Certificate of Designations, Preferences and Rights of Series A Preferred Stock, dated August 4, 1999.(4)
4.1 Registration Rights Agreement dated August 8, 1997, between MDI Entertainment Inc., Steven M. Saferin and Agostino T. Galluzzo.(1)
4.2     1998 Stock Option and Award Plan, dated September 22, 1998.(1)
4.3 Registration Rights Agreement dated August 4, 1999 between MDI Entertainment, Inc. and International Capital Partners, LLC.(4)
4.4     Stock Purchase Agreement dated August 4, 1999 between MDI
        Entertainment, Inc. and International Capital Partners, LLC.(4)
4.5 Convertible Subordinated Debenture Purchase Agreement dated September 21 , 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
4.6 Convertible Subordinated Debenture dated September 21, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
4.7 Purchase Agreement dated September 21, 1999 between Steven M. Saferin and Scientific Games, Inc. (6)
4.8 Stockholders' Agreement dated as of January 26, 2000 between MDI Entertainment, Inc., MDI Acquisition, Inc. and certain parties listed therein. (7)
4.9 Stockholders' Agreement dated January 26, 2000 between The Lottery Channel, Inc. and certain parties listed therein. (7)
4.10 Letter Agreement dated January 26, 2000 between Steven M. Saferin and MDI Entertainment, Inc. (7)
4.11 Letter Agreement dated January 26, 2000 between Roger W. Ach, II and MDI Entertainment, Inc. (7)
10.1    Second Amended and Restated Employment Agreement dated August 8,
        1997, as amended, between Media Drop-In Productions, Inc. and Steven M. Saferin.(1)
10.2    Employment Agreement dated April 30, 1996, as amended, between
        Media Drop-In Productions, Inc., Kenneth Przysiecki and Steven M. Saferin.(1)
10.3    First Amended and Restated Consulting Agreement dated August 8,
        1997, between Media Drop-In Productions, Inc. and 1010 Productions, Inc.(1)
10.4 Lease dated June 1992, as amended, between Ann Street Limited Partnership by Tunxis Management Co., II, and Media Drop-In Productions, Inc.(1)
10.5 Amended Lease Agreement between KWK IV, LLC. and Media Drop-In Productions,Inc. dated March 25, 1999.(5)
10.6    Agreement and Plan of Reorganization dated August 8, 1997, between
        MDI Entertainment, Inc., MDI-Connecticut, Inc., MDI-Missouri, Inc. (DE), Media Drop-In Productions, Inc., MDI-Missouri, Inc. (MO), Steven M. Saferin and Agostino T. Galluzzo.(2)
10.7 Commission Agreement dated December 20, 1994, between Media Drop-In Productions, Inc. and Stamford Media Group, LLC.(2)
10.8    Letter of Intent dated July 31, 1998, between MDI Entertainment,
        Inc., Fancaster, Inc. and Craig Krueger.(2)
10.9 Strategic Alliance Agreement, dated September 2, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
10.10 Agreement and Plan of Merger dated as of January 26, 2000 between MDI Entertainment, Inc., MDI Acquisition, Inc. and The Lottery Channel, Inc.
        (7)
10.11 Press release dated 8/28/00, "MDI Entertainment Terminates Merger Agreement with The Lottery Channel.(8)
21.1    Subsidiaries of MDI Entertainment, Inc.(9)
27.1    Financial Data Schedule.(9)

        --------------------------

(1) Incorporated by reference from the Company's Form 10-SB, filed September 28, 1998.
(2) Incorporated by reference from the Company's Amendment No. 1 to the Form 10-SB, filed February 1, 1999.
(3)     Incorporated by reference from the Company's Form 10-QSB for the period ended February 28, 1999.
(4)     Incorporated by reference from the Company's Form 8-K filed August
        12, 1999.
(5) Incorporated by reference from the Company's Form 10-KSB filed August 27, 1999.
(6)     Incorporated by reference from the Company's Form 8-K filed October 4,
        1999.
(7)     Incorporated by reference from the Company's Form 8-K filed February 7,
        2000.
(8)     Incorporated by reference from the Company's From 8-K filed August 29,
        2000
(9)     Filed herewith.