Form 10QSB
period 2000-08-31
MDI ENTERTAINMENT INC
filed 2000-10-12
CIK 1045080

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000.

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

     As of October 6, 2000, 10,405,872 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes No X


================================================================================

                              MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                             FORM 10-QSB

                           FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000



                                                INDEX
                                                -----

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements.............................................................................1

   Consolidated Balance Sheets as of August 31, 2000 (unaudited) and May 31, 2000........................1

   Consolidated Statements of Operations for the three months ended
   August 31, 2000 and 1999 (unaudited)..................................................................2

   Consolidated Statement of Shareholders' Deficit for the three months ended
   August 31, 2000 (unaudited)...........................................................................3

   Consolidated Statements of Cash Flows for the three months ended
   August 31, 2000 and 1999 (unaudited) .................................................................4

   Notes to Unaudited Consolidated Financial Statements..................................................5

Item 2. Management's Discussion and Analysis.............................................................7

PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K................................................................15

   Signatures...........................................................................................16


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                     --------------------------------------
                          CONSOLIDATED BALANCE SHEETS


                                            August 31,         May 31,
                                              2000              2000
                                           ------------      -------------
                                           (unaudited)
                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                $    64,421         $  313,435
  Accounts receivable                        1,118,452            801,286
  Inventory                                     79,574            254,187
  Other current assets                         231,258            266,743
                                           -----------        -----------
        Total current assets                 1,493,705          1,635,651


PROPERTY AND EQUIPMENT, AT COST:
  Equipment                                    228,842            228,842
  Furniture and Fixtures                       102,391            102,391
                                           -----------        ------------
                                               331,233            331,233
  Less: Accumulated Depreciation              (195,433)          (184,126)
                                           ------------       ------------
                                               135,800            147,107
                                           ------------       ------------

OTHER ASSETS:
  Licensing costs, net                         454,217            348,604
  Other (Note 3)                               495,697            438,621
                                           -----------        -----------
        Total other assets                     949,914            787,225
                                           -----------        -----------
        Total assets                       $ 2,579,419        $ 2,569,983
                                           ===========        ===========

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Billings in excess of costs and estimated
    earnings on uncompleted
    contracts (Note 2)                     $ 1,661,216        $ 1,733,288
  Deferred revenue (Note 2)                      4,860            190,547
  Note payable - bank (Note 7)                  95,000                  -
  Current portion of long-term debt            184,006            195,848
  Accounts payable                           1,187,496            867,439
  Accrued expenses                             167,252            360,606
  Income taxes payable (Note 5)                  9,871                  -
  Dividends payable                              3,718              7,322
                                           -----------        -----------
        Total current liabilities            3,313,419          3,355,050

LONG-TERM DEBT AND NOTES PAYABLE
  less current portion above                    56,234             99,689
SUBORDINATED DEBENTURE (Note 4)                545,625            540,000
                                           -----------        -----------
        Total liabilities                    3,915,278          3,994,739


SHAREHOLDERS' DEFICIT

  Common Stock                                  9,797               8,987
  Convertible preferred stock-Series A,             1                   1
  Additional paid-in capital                2,517,733           2,473,154
  Accumulated deficit                      (3,863,390)         (3,906,898)
                                           -----------        -----------
       Total shareholders' deficit         (1,335,859)         (1,424,756)
                                           -----------        -----------

                                          $ 2,579,419         $ 2,569,983
                                           ===========        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                     --------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three months ended
                                                         August 31,
                                                    2000           1999
                                               -------------   ------------
                                                 (unaudited)    (unaudited)

Revenues                                        $ 1,872,875   $ 1,760,137

Cost of revenue                                   1,145,521     1,159,587
                                                  ---------     ---------

    Gross profit                                    727,354       600,550


Selling, general and administrative expenses        650,084       516,351
                                                  ---------     ---------
     Operating profit                                77,270        84,199


Interest expense, net                                26,123         6,600
                                                  ---------     ---------
     Income before provision for income taxes        51,147        77,599

Provision for income taxes (Note 5)                   1,100         1,500
                                                  ---------     ---------
Net income                                      $    50,047   $    76,099
                                                ===========   ===========


Basic earnings
   per common share (Note 6)                       $   0.00      $   0.01
                                                   ========      ========


Diluted earnings
   per common share (Note 6)                       $   0.00      $   0.01
                                                   ========      ========



   The accompanying notes are an integral part of these consolidated financial statements.


                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                     --------------------------------------
                CONSOLIDATED STATEMENT OF  CHANGES IN SHAREHOLDERS' DEFICIT


                                                        For the three months ended August 31, 2000
                                                                       (unaudited)
                             -------------------------------------------------------------------------------------------------------

                                           SHARES                    PAR VALUE $0.001
                             -------------------------------    -------------------------
                                      *                          Convertible
                                   Convertible        **          Preferred               Additional
                                 Preferred Stock   Common          Stock       Common      Paid-in        Accumulated
                                   Series A         Stock         Series A      Stock      Capital          Deficit        Total
                             ----------------- --------------   -----------  ------------ -----------     -----------    ---------
BALANCE, May 31, 2000                1,015        8,987,446       $ 1         $ 8,987    $  2,473,154    $ (3,906,898) $ (1,424,756)

   Net income                         --            --              --            --           --              50,047        50,047

Dividends on preferred stock          --            --              --            --           --              (6,539)       (6,539)

Stock options exercised               --            300,000         --            300         110,700            --         111,000

Compensation attributable to
 employee stock options               --            --              --            --          (80,300)           --         (80,300)

Conversion of series A convertible
 preferred stock to common stock     (508)          508,000         --            508            (508)           --             --

Other                                 --             --             --            --            4,546            --           4,546

Preferred Stock dividend
 paid in common stock                 --              1,473         --              2          10,141            --          10,143

                                     -----        ---------          -          -----       ---------     ------------  ------------
BALANCE, August 31, 2000              507         9,796,919        $ 1        $ 9,797      $2,517,733    $ (3,863,390)  $(1,335,859)
                                     =====        =========          =          =====       =========     ============   ===========




*  5,000,000 shares of preferred stock authorized
** 25,000,000 shares of common stock authorized


        The accompanying notes are an integral part of these consolidated financial statements.


                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                     --------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three months
                                                                            ended
                                                                          August 31,

                                                                     2000           1999
                                                                  -----------    ------------
                                                                   (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                 $    50,047    $    76,099
     Adjustments to reconcile net income to net
         cash used for operating activities:
              Depreciation and amortization                          71,134         67,201
              Stock based compensation                              (80,300)             -
              Change in assets and liabilities:
                Increase in accounts receivable                    (317,166)      (401,247)
                Decrease(increase) in inventory                     174,613        (15,294)
                Increase in licensing costs                        (150,001)      (140,732)
                Increase in other assets                            (31,405)       (59,882)
                Increase in accounts payable                        320,060        216,859
                Decrease in accrued expenses                       (192,559)       (50,563)
                Increase(decrease) in taxes payable                   9,073        (34,726)
                Decrease in deferred revenue                       (185,687)      (134,194)
                Decrease in billings in excess of costs
                   and estimated earnings on uncompleted
                   contracts                                        (72,072)      (251,530)
                                                                -----------    -----------
           Net cash used for operating activities                  (404,263)      (728,009)
                                                                -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                    -        (56,696)
                                                                -----------    -----------
           Net cash used for investing activities                         -        (56,696)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                               (55,297)       (88,526)
    Advances on line of credit                                       95,000              -
    Proceeds from the exercise of common stock options              111,000              -
    Other                                                             4,546              -
    Proceeds from sale of preferred stock                                 -      1,750,000
    Costs associated with sale of preferred stock                         -       (232,798)
                                                                -----------    -----------
           Net cash provided by financing
               activities                                           155,249      1,428,676
                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH                                    (249,014)       643,971


CASH, beginning of the period                                       313,435        340,350

                                                                -----------    -----------
CASH, end of the period                                         $    64,421    $   984,321
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                               $     8,592    $    12,409
         Income taxes                                           $     2,156    $    36,376
    Non-cash items:
         Preferred stock dividend paid in common stock               10,143              -
         Imputed interest on subordinated debenture                   5,625              -





        The accompanying notes are an integral part of these consolidated financial statements.

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AUGUST 31, 2000 AND 1999

1.      PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

        Information in the accompanying interim consolidated financial statements and notes to the consolidated financial statements for the three-month period ended August 31, 2000 and 1999 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generaly accepted in the United States and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements for the year ended May 31, 2000.

2.      REVENUE AND COST RECOGNITION

        Revenue is derived from various lottery game contracts (mainly with states) between MDI and the lotteries. MDI provides second chance prize packages consisting of grand prizes and various merchandise prizes. MDI also provides marketing support related to each of the games and obtains the appropriate licenses for the right to use these properties. Many of the lottery contracts require the lotteries to pay MDI upon signing of the contract; therefore, MDI defers this revenue and recognizes the revenue based on the terms of the applicable game.

        Revenues from the lottery game contracts that are greater than one year are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contracts basis. This method is utilized as management considers cost incurred to be the best available measure of progress on these contracts. Contracts costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of August 31, 2000, no losses were expected from existing contracts.

        The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.      OTHER ASSETS

          Other assets at August 31, 2000 and May 31, 2000 primarily represented deferred financing costs related to the subordinated convertible debenture, described in Note 4, which are being amortized over the life of the debenture (10 years).


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


Face amount of  subordinated convertible debenture                     $750,000

Less:
Imputed interest discount (difference between 10%
fair market rate and 7% stated rate)                                   (225,625)
                                                                     -----------
Discounted debenture value                                              524,375
Discount amortized through August 31, 2000                               21,250
                                                                     -----------
Balance at August 31, 2000                                             $545,625
                                                                     ===========


        Each quarter, the imputed interest for that quarter is amortized with a corresponding increase in the Debenture until it matures on September 21, 2009 or is converted into common stock.


5.      INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and tax return. SFAS No. 109 provides for recognition of deferred tax assets for all future deductible temporary differences that, more likely than not, will provide a future benefit. As of August 31, 2000 and May 31, 2000, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards. A valuation allowance has been established for the full amount of this deferred tax asset.


6.      EARNINGS PER SHARE

        Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the year. For the three months ended August 31, 2000 and 1999, common share equivalents represented dilutive stock options and warrants using the treasury method. For the three months ended August 31, 2000, preferred stock convertible into 507,000 shares of common stock and a subordinated debenture convertible into 375,000 shares of common stock were excluded from the calculation of the diluted earnings per share since their inclusion would be anti-dilutive. The income available to common shareholders and the number of shares used in the earnings per common share and earnings per dilutive share computation for 2000 and 1999 was as follows:


                                          THREE MONTHS ENDED
                                               AUGUST 31,
                                     ------------------------------
                                         2000             1999

     Net income                      $     50,047      $    76,099

     Preferred stock dividends             (6,539)         (12,945)
                                     -------------     -----------
     Net income applicable
      to common shareholders         $     43,508      $    63,154
                                     =============     ===========


                                            THREE MONTHS ENDED
                                               AUGUST 31,
                                     ------------------------------
                                         2000             1999

    Basic:

    Average number of common
       shares outstanding             9,565,700          7,776,500

    Dilutive:

    Dilutive effect of options,
    warrants and
    convertible
    securities                        1,227,224          1,507,466

                                     -----------      -------------
    Average dilutive common
    shares outstanding               10,792,924         9,283,966
                                     ===========      =============




7.      SUBSEQUENT EVENT

        On September 1, 2000, the Company received the proceeds of a $260,000 loan from its President and Chief Executive Officer. The loan is secured by substantially all of the Company's assets, bears interest at 10% and is payable in full on January 31, 2001.

        On September 8, 2000, the Company received the proceeds of a $260,000 loan from an unrelated party. The loan is secured by substantially all of the Company's assets, bears interest at 15% per year and is payable in full on January 31, 2001. The Company gave the lender warrants to purchase 13,205 shares of common stock at $3.94 per share as additional consideration for the loan. The proceeds of these loans were to replace the Company's line of credit with Fleet Bank, which had been cancelled by the lender on August 11, 2000 due to the Company's inability to comply with certain financial covanents. The line of credit was repaid in September 2000.

        On September 5, 2000, the Company issued 100,624 shares of common stock and warrants to purchase an additional 100,000 shares of common stock at $4.56 per share to a licensor as additional consideration for a license acquired.

        On September 15, 2000 the remaining 507 shares of Series A preferred stock was converted into 507,000 shares of common stock.

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

        We derive over ninety-five percent (95%) of our revenues from lotteries in two distinct ways. First, we may charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees may be fixed assessment while royalties are a percentage of the printing cost of the tickets or a percentage of sales of the ticket. Contracts for licensed properties typically include an up-front license fee and a royalty based on the manufacturing cost of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million.

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

        We are in continuous negotiations to obtain additional licensed properties and extend some existing licenses. We expect to reach several agreements over the next six to 12 months; however we cannot assure you that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.

        RECENT DEVELOPMENTS

        Licensed Properties

        Through renewal of existing licensing agreements, acquisition of new properties and expansion of the geographical territory in which we may market the properties, we believe we have positioned ourselves favorably for sustained revenue growth over the next three years.

        Our two newest property acquisitions have global appeal among lottery customers, and we have secured global lottery rights for each.

        In August 2000, we signed a three year contract with Elvis Presley Enterprises (EPE) which grants us exclusive international rights to the use of the name and image of Elvis Presley(R) on games and promotions undertaken by government sponsered lotteries. The cost of the Elvis(R) license was significantly higher than any license previously acquired and resulted from several year's negotioations with Elvis Presley Enterprises and culminated in 2000 with a competitive bidding process established by the property owner.

        The Elvis Presley(R) license is, in our estimation, the most desirable property in existence for licensed lottery promotions today. Many lotteries have attempted on their own in past years to secure the rights to Elvis(R) games, and there is believed to be significant pent-up demand among consumers for Elvis(R) lottery games, strengthened by EPE's license to International Game Technology to develop Elvis(R) slot machines for the casino industry and the resulting popularity of those machines.

       Our success is tied in large part to the lottery industry's purchase of merchandise from us to support their promotions. Demand for the Elvis(R) property among the lotteries will enable us to increase our sales of merchandise to the lotteries.

        We signed our first Elvis(R) contract with the New Jersey Lottery in October 2000. The game will launch in January 2001 and is expected to generate revenues from sales of merchandise of $702,000.

        We are in final negotiations on our second Elvis(R) contract. The game is scheduled to launch in November 2000 and is expected to generate gross revenues from merchandise sales of $324,000.

        In July 2000, we signed a three year license agreement with the Hollywood Chamber of Commerce granting us exclusive international rights to the use of the Hollywood Sign(R) and Hollywood Walk of Fame(R). Although this acquisition has been overshadowed by the Elvis(R) acquisition, it represents a versatile and effective marketing device for our customers, one which we expect will have significant global appeal.

        During FY 2000 we aggressively sought out new licensed properties in order to fufill our marketing goal of having each lottery introduce four licensed lottery games per year. New properties include another highly sought-after lottery license: a group of six of the most popular drivers on the NASCAR Winston Cup Series stock car circut: Dale Eanhardt(R), Dale Earnhardt, Jr.(R), Mark Martin(R), Jeff Burton(R), Bill Elliott(R) and Matt Kenseth(R). The Wisconsin Lottery became the first U.S. lottery to introduce an instant lottery game featuring the drivers in September 2000.

        Because our business growth potential is tied to lotteries purchasing many different licensed games over an extended period of time, FY 2000 was significant in that it saw the widest diversity of branded game introductions in our history. Lottery promotions introduced or under contract for introduction during the fiscal year included: Harley-Davidson(R), Jacks or Better(R), Louisville Slugger(R), Wheel of Fortune(R), Jeopardy!(R), TNN(R), Betty Boop(R), NASCAR Drivers, Times Square 2000(R), Twilight Zone(R), Ray Charles(R) and SPAM(R).

        Our ability to renew agreements for licensed properties is another factor in our growth potential. In FY 2000, we reached agreement to renew three of our most successful properties: Harley-Davidson(R), Wheel of Fortune(R) and Jeopardy!(R). We have executed the Wheel of Fortune(R) and Jeopardy!(R) extensions through March of 2002. We are currently negotiating final terms of the Harley-Davidson(R) renewal.

        We have also secured an agreement in principle from King Features Syndicate to extend the territory of our Betty Boop(R) license to include lotteries anywhere in the world.

        In addition, we have commenced discussions with a variety of entities on various internet initiatives, some of which may require the agreement of our licensors or the lotteries. Among the internet initiatives we are researching are i.) an expansion of our lotteryprizeshop.com e-commerce initiative; ii.) the creation of internet accessable extended play and probability games built around several of our licensed properties; iii.)second chance games and drawings primarily entered and played on the internet and designed to enhance our standard lottery games; iv.) an extension and monetization of our data base; and
v) the possibility of the sale of lottery tickets over the internet.

       More recently we have expanded and reorganized our sales and marketing departments, adding three former lottery industry executives and have streamlined our strategic alliance relationship with Scientific Games, Inc. to make it more effective.

       Finally, the experience we have gained over the past several years has enabled us to reformat many of our promotions so that they perform better in the marketplace. This has led to great success with Wheel of Fortune(R), Harley-Davidson(R), Louisville Slugger(R), Betty Boop(R), and SPAM(R). That sales success has led to reorders by some lotteries and new orders by other lotteries as our backlog continues to grow and more states agree to multiple game contracts.


                                                    THREE MONTHS ENDED AUGUST 31
                                      -----------------------------------------------

                                            2000       %              1999       %
                                            ----       -              ----       -

Total revenue                         $ 1,872,875    100.0%       $ 1,760,137   100.0%

Cost of revenues                        1,145,521     61.2%         1,159,587    65.9%
                                        ------------ -----         ----------   -----

Gross profit                              727,354     38.8%           600,550    34.1%


Selling, general and
   Administrative expenses                650,084     34.7%           516,351    29.3%
                                        ------------ -----         ----------   -----

Operating profit                           77,270      4.1%            84,199     4.8%

Interest expense                           27,286      1.5%            12,409     0.7%
Interest income                            (1,163)     (.1)%           (5,809)    0.3%
                                        ------------ -----        -----------   -----

Income before income tax
   expense                                 51,147      2.6%            77,599     4.4%

Provision for income taxes                  1,100       .1%             1,500     0.1%
                                        ------------ -----         ----------   -----

Net income                            $    50,047      2.7%       $    76,099     4.3%
                                        ============ =====         ==========   =====



        THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1999

        Results for the three months ended August 31, 2000 reflect revenues of $1,872,900 as compared to $1,760,100 for the same period in 1999. This revenue increase of $112,800 reflects the recent launching of new games and the final drawing activity of for nine games which together increased revenue over the same period last year. More game drawings scheduled by the lotteries for the quarter ended August 31, 2000 resulted in more costs incurred, which is the primary trigger point for recognizing revenue. Revenue during the three-month period ended August 31, 2000 was derived primarily from sales based on two entertainment-based or brand name properties, including Harley-Davidson(R) (45% of revenue), and Louisville Slugger(R)(13% of revenue). The remaining 42% represented activity from nine additional properties reflecting our continued diversity of promotional sales.

        Cost of revenue as a percentage of revenue decreased to 61% from 66% for the three months ended August 31, 2000 compared to the same period ended August 31, 1999. This decrease in cost percentage was primarily due to improved pricing of new contracts to achieve our intended profit margin and to offset additional licensing costs associated with our best selling properties, Harley-Davidson(R) and Wheel of Fortune(R).

        Gross profit increased in the three months ended August 31, 2000 to $727,400(39% of revenue) from $600,600 (34% of revenue) in the same period in 1999 primarily due to the factors mentioned above.

        Selling, general and administrative expenses were $650,100(35% of revenue) for the three months ended August 31, 2000 compared to $516,400 (29% of revenue) for the same period in 1999. This increase for the quarter was primarily attributable to increased payroll of $50,000 due to additional personnel. In addition, legal costs were $47,000 higher for continued Internet access lobbying and approximately $40,000 was spent for attendence at two additional regional and worldwide lottery conferences.

        Operating income was $77,300 (4% of revenue) for the three months ended August 31, 2000 compared to an operating income of $84,200 (5% of revenue) for the same period in 1999. This was principally due to the factors described above.

        Interest expense was $27,300 for the three months ended August 31, 2000 compared to $12,400 for the same period in 1999. This increase was attributable to interest on the convertible subordinated debenture of $18,800. As the debenture was issued on September 21, 1999 there was no interest expense for the quarter ended August 31, 1999. The remaining interest expense for the quarter ended August 31, 2000 was for short-term indebtedness. Such indebtedness is discussed in detail in "Liquidity and Capital Resources".

        For the reasons set forth above, we had a profit of $51,100 before taxes for the three months ended August 31, 2000 as compared to a profit of $77,600 before taxes for the same period in 1999.

        LIQUIDITY AND CAPITAL RESOURCES

        As of August 31, 2000, we had cash and cash equivalents of $64,400 compared to $984,300 as of the same period in 1999. The relatively large amount of cash at August 31, 1999 was attributable to the infusion of gross proceeds of $1,750,000, from the private sale to an investor of 2,027 shares of Series A Convertible Preferred Stock during August 1999. The decrease in cash at August 31, 2000 is due to the operating loss sustained in the prior fiscal year. Funds in excess of our normal working capital requirements have been applied to our short term borrowing arrangements to reduce related interest expense.

        As of August 31, 2000, we had a net working capital deficit of $1,819,800. However, $1,666,000 of this deficit was "billings in excess of costs and estimated earnings on uncompleted contracts" and "deferred revenue". Both "billings in excess of costs and estimated earnings on uncompleted contracts" and "deferred revenue" represent unrecognized revenue (i.e., revenue which we have already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise before a game drawing occurs). Accordingly, such liability will not adversely impact cash flow except to the extent that we need to purchase merchandise and incur subsequent fufillment costs relative to this revenue, which generally approximates 50% of this revenue.

        Our indebtedness as of August 31, 2000 was $880,865 primarily represented by a convertible subordinated debenture with a remaining balance of $545,625. The interest rate is 7% per annum and payable in semiannual installments of $26,250. The debenture matures September 21, 2009 and is convertible into common stock under various conditions. The balance of our indebtedness was primarily represented by a loan payable to Steven Saferin, our President and Chief Executive Officer of $216,240, and our line of credit with Fleet bank.

        The cash requirements of funding our growth have historically exceeded cash flow from operations. Accordingly, we have satisfied our capital needs primarily through debt and equity financing, as well as cash flow from operations. As a result of our inability to satisfy certain financial covenants, Fleet Bank cancelled a $500,000 line of credit with us on August 11, 2000. We obtained financing in September 2000, totalling $520,000, in the form of a short term loan that matures January 31, 2001 from our President and Chief Executive Officer and from an unaffiliated individual. The remaining balance of the loan with Fleet was repaid with the proceeds of the new loan. We believe these arrangements will satisfy our cash flow requirements until such time as cash flow from operations is sufficient to sustain our growth.

        We do not have any specific capital commitments and do not currently anticipate making any substantial expenditures other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments. We have approximately $275,000 of payables relating to the the terminated merger with The Lottery Channel. These amounts were expensed in the fourth quarter of fiscal 2000. We anticipate paying these bills, consisting of legal, accounting and investment banking fees, over a nine to twelve month period.

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

                                     PART II
                                OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits


               Exhibit 27    Financial Data Schedule


(b)     Reports on Form 8-K

                             Filed on June 2, 2000 (Item 5: Other Events-
                             Conditional Approval for Listing on Nasdaq Small Cap Market)

                             Filed on August 29, 2000 (Item 5: Other Events-Termination of the Agreement and Plan of Merger)

                             Filed on September 13, 2000 (Item 5: Other Events-Loan Agreements with Sparacino and Saferin)

                                 SIGNATURE PAGE

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  October 11, 2000

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