Form 10QSB
period 2000-11-30
MDI ENTERTAINMENT INC
filed 2001-01-22
CIK 1045080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000.

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of January 14, 2001, 10,505,872 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                      INDEX

Page

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.........................................................................................1

   Consolidated Balance Sheets as of November 30, 2000 (unaudited) and May 31, 2000..................................1

   Consolidated Statements of Operations (unaudited) for the six months ended
   November 30, 2000 and 1999........................................................................................2

   Consolidated Statements of Operations (unaudited) for the three months ended
   November 30, 2000 and 1999........................................................................................3

   Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the
   six months ended November 30, 2000 (unaudited) and  May 31, 2000..................................................4

   Consolidated Statements of Cash Flows (unaudited) for the six months ended November 30, 2000 and 1999..................................................................................5

   Notes to Unaudited Consolidated Financial Statements..............................................................6

Item 2. Management's Discussion and Analysis.........................................................................9

PART II OTHER INFORMATION

Item 1. Legal Proceedings...........................................................................................19

Item 2. Change in Securities and Use of Proceeds....................................................................19

Item 6. Exhibits and Reports on Form 8-K............................................................................20

   Signatures.......................................................................................................21






                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                     --------------------------------------
                          CONSOLIDATED BALANCE SHEETS


                                                November 30,        May 31,
                                                    2000             2000
                                                ------------     -------------
                                                (unaudited)        (audited)

                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  210,646     $   313,435
  Investment securities
    available-for-sale at market
          (Cost $1,333,332 see Note 7)              625,000               -
  Accounts receivable, net                        1,563,209         801,286
  Inventory                                         252,178         254,187
  Other current assets                              429,076         266,743
                                                 -----------    -----------
        Total current assets                      3,080,109       1,635,651
                                                 -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Equipment                                         249,223         228,842
  Furniture and fixtures                            120,361         102,391
                                                 -----------    -----------
                                                    369,584         331,233
  Less: Accumulated depreciation                   (207,867)       (184,126)
                                                 -----------    -----------
                                                    161,717         147,107
                                                 -----------    -----------

OTHER ASSETS:
  Licensing costs, net                              814,324         348,604
  Other, net (Note 3)                               373,345         438,621
                                                 -----------    -----------
        Total other assets                        1,187,669         787,225
                                                 -----------    -----------

        Total assets                             $4,429,495     $ 2,569,983
                                                 ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Billings in excess of cost and estimated
    earnings on uncompleted contracts (Note 2)   $ 2,636,502    $ 1,733,288
  Deferred revenue (Note 2)                                -        190,547
  Current portion of long-term debt                  689,977        195,848
  Accounts payable                                 1,460,822        867,439
  Accrued expenses                                    74,802        360,606
  Income taxes payable (Note 5)                       11,861              -
  Dividends payable                                        -          7,322
                                                 -----------    -----------
        Total current liabilities                  4,873,964      3,355,050
                                                 -----------    -----------
LONG-TERM DEBT AND NOTES PAYABLE,
  less current portion above                          14,199         99,689
SUBORDINATED DEBENTURE (Note 4)                      551,250        540,000
                                                 -----------    -----------
        Total liabilities                          5,439,413      3,994,739
                                                 -----------    -----------

SHAREHOLDERS' DEFICIT:
  Common Stock                                       10,405           8,987
  Convertible preferred stock-Series A                    -               1
  Convertible preferred stock-Series B                    1               -
  Additional paid-in capital                      4,356,560       2,473,154
  Accumulated deficit                            (5,014,484)     (3,906,898)
  Accumulated other comprehensive
  income (loss):
  Unrealized loss on securities
    classified as available-for-
    sale                                           (362,400)              -
                                                 -----------    -----------
       Total shareholders' deficit               (1,009,918)     (1,424,756)

       Total liabilities and
         shareholders' equity (deficit)         $ 4,429,495     $ 2,569,983
                                                 ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                    ----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six months ended
                                                        November 30,

                                                    2000          1999
                                               -------------  -------------
                                                (unaudited)    (unaudited)

Revenues                                       $ 2,800,053    $ 3,227,215

Cost of revenue                                  1,671,939      1,936,859
                                                -----------   -----------
    Gross profit                                 1,128,114      1,290,356

Selling, general and administrative
  expenses                                       1,736,243      1,184,035
                                                -----------   -----------

     Operating (loss) profit                      (608,129)       106,321

Interest expense, net                               60,570         16,460
                                                -----------   -----------

     (Loss) income before provision
           for income taxes                       (668,699)        89,861

Provision for income taxes (Note 5)                  1,100          2,000
                                                -----------   -----------
     Net (loss)income                           $ (669,799)   $    87,861
                                                ===========   ===========
Basic (loss) earnings
   per common share (Note 6)                    $     (.11)   $         -

Diluted (loss) earnings
   per common share (Note 6)                    $     (.11)   $         -



        The accompanying notes are an integral part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                    ----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended
                                                        November 30,

                                                    2000           1999
                                               -------------  ------------
                                                (unaudited)    (unaudited)

Revenues                                        $  927,177    $ 1,467,078

Cost of revenues                                   526,418        777,272
                                                -----------   -----------
    Gross profit                                   400,759        689,806

Selling, general and administrative
  expenses                                       1,086,159        667,684
                                                -----------   -----------
     Operating (loss) profit                      (685,400)        22,122

Interest expense, net                               34,446          9,861
                                                -----------   -----------
    (Loss)income before provision
           for income taxes                       (719,846)        12,261

Provision for income taxes (Note 5)                      -            500
                                                -----------   -----------
    Net (loss) income                           $ (719,846)   $    11,761
                                                ===========   ===========

Basic (loss) earnings
   per common share (Note 6)                    $     (.11)   $         -


Diluted (loss)earnings
   per common share (Note 6)                    $     (.11)   $         -


        The accompanying notes are an integral part of these consolidated financial statements.


                            MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                            --------------------------------------
                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                          For the six months ended November 30, 2000
                                       (Unaudited)
                                                                     Shares           Amount
                                                                    ---------         ---------
Preferred Stock, par value $.001 per share
  authorized 5,000,000 shares:

Series A, 5%, liquidation amount $863.34 per share:
     Balance, May 31, 2000                                              1,015               $1
     Converted to common.........................                      (1,015)              (1)
                                                                      --------       ----------
     Balance, November 30, 2000                                             -                -
                                                                      --------       ----------
Series B, liquidation amount $2,252.25 per share:
     Balance, May 31, 2000                                                  -                -
     Issued                                                               444                1
                                                                      --------       ---------
     Balance November 30, 2000                                            444                1
                                                                      --------       ---------
Common Stock, par value $.001 per share,
  authorized 25,000,000 shares:
     Balance, May 31, 2000                                          8,987,446            8,987
     Stock options exercised                                          300,000              300
     Issuance of common stock                                         100,624              100
     Conversion of Series A convertible preferred
        stock to common stock                                       1,015,000            1,015
     Preferred stock dividend paid in common stock                      2,802                3
                                                                   ----------        ---------
     Balance November 30, 2000                                     10,405,872           10,405
                                                                   ----------        ---------
Additional Paid-in capital:
     Balance, May 31, 2000                                                           2,473,154
     Conversion of Series A convertible preferred                                       (1,015)
     Stock options exercised                                                           110,700
     Issuance of common stock                                                          499,900
     Issuance of Series B preferred stock                                              569,653
     Issuance of warrants                                                              417,747
     Beneficial conversion feature of
        Series B preferred stock                                                       430,346
     Preferred stock dividend paid in common stock                                      14,757
     Compensation attributable to
        employee stock options                                                         (92,556)
     Costs of issuing Series B preferred stock                                         (70,673)
     Other                                                                               4,547
                                                                                     ----------
     Balance November 30, 2000                                                       4,356,560
                                                                                     ----------
                                                                                                  Comprehensive
                                                                                                      Loss
                                                                                                  ------------
Accumulated Deficit:

     Balance, May 31, 2000                                                          (3,906,898)
     Dividends on Series A preferred stock                                              (7,441)
     Beneficial conversion feature of
        Series B preferred stock                                                      (430,346)

     Net loss                                                                         (669,799)     (669,799)
                                                                                    -----------
     Balance November 30, 2000                                                      (5,014,484)
                                                                                    -----------
Accumulated Other Comprehensive Income (Loss):
     Balance, May 31, 2000
     Unrealized losses on available                                                          -
      for sale securities                                                             (362,400)     (362,400)
                                                                                                   ----------
Comprehensive Loss                                                                               ($1,032,199)
                                                                                    -----------    ==========
     Balance, November 30, 2000                                                       (362,400)
                                                                                    -----------
Total Shareholders' Deficit                                                        $(1,009,918)
                                                                                    ===========



        The accompanying notes are an integral part of these consolidated financial statements.








                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES
                    ----------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Six months ended
                                                                                  November 30,

                                                                                2000            1999
                                                                            -----------    --------------
                                                                            (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net(loss)income                                                      $ (669,799)    $    87,861
     Adjustments to reconcile net (loss)income to net cash used for operating activities:
              Depreciation and amortization                                  254,148         124,867
              Stock based compensation                                       (92,556)              -
              Change in assets and liabilities:
                     (Increase) decrease in accounts receivable             (761,923)        451,006
                     Decrease (increase) in inventory                          2,009         (28,859)
                     Increase in licensing costs                            (165,251)       (229,472)
                     (Increase) decrease in other assets                    (116,683)         94,529
                     Increase (decrease) in accounts payable                 593,383        (119,233)
                     Decrease in accrued expenses                           (285,808)       (253,072)
                     Increase (decrease) increase in taxes payable            11,861         (52,339)
                     Decrease in deferred revenue                           (190,547)       (268,405)
                     Increase (decrease) in billings in excess of costs
                       and estimated earnings on uncompleted contracts       903,214        (363,084)
                                                                          -----------    -----------
              Net cash used for operating activities                        (517,951)       (556,201)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                       (38,351)        (63,161)
                                                                          -----------    -----------
              Net cash used for investing activities                         (38,351)        (63,161)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                       (206,360)       (178,985)
    Proceeds from short-term debt                                            615,000               -
    Costs of issuing Series B preferred stock                                (70,672)              -
    Proceeds from exercise of options to purchase common stock               111,000               -
    Other                                                                      4,546               -
    Proceeds from sale of Series A convertible preferred stock                    -        1,393,600
    Proceeds from subordinated convertible debenture                              -          612,887
                                                                          -----------    -----------
              Net cash provided by
                 financing activities                                        453,514       1,827,502
                                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH                                             (102,788)      1,208,140

CASH, beginning of the period                                                313,435         340,350

                                                                          -----------    -----------
CASH, end of the period                                                   $  210,647     $ 1,548,490
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                         $   51,267    $    23,328
         Income taxes                                                     $    2,156    $    54,866
    Non-cash investing and financing activities:
         Series B preferred stock and warrants issued in exchange for
               marketable securities (Note 8)                             $  987,400    $         -
         Series A preferred stock dividend paid in common stock           $   14,760    $    25,651
         Interest imputed on subordinated convertible debenture           $   11,250    $     4,375




        The accompanying notes are an integral part of these consolidated financial statements

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR SIX MONTHS ENDED
                               NOVEMBER 30, 2000

1.      PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

        Information in the accompanying interim consolidated financial statements and notes to the financial statements of MDI Entertainment, Inc. and subsidiaries (MDI or the Company) for the six-month periods ended November 30, 2000 and 1999 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
        On October 11, 2000, MDI Entertainment, Inc. determined to change its fiscal year from a fiscal year end of May 31 to a fiscal year end of December 31
 . The report covering the transition period will be filed on a Form 10-KSB. Operating results for the six-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the seven months ending May 31, 2001. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the year ended May 31, 2000.

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

        Revenues from the lottery game contracts which may be received in more than one year are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contract basis. This method is utilized as management considers cost incurred to be the best available measure of progress on these contracts. Contracts costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of November 30, 2000, no losses were expected from existing contracts.

        The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.      OTHER ASSETS

        Other assets at November 30, 2000 and May 31, 2000 primarily represented deferred financing costs related to the subordinated convertible debenture, described in Note 4, which will be amortized over the life of the debenture
(10 years).

4.      SUBORDINATED CONVERTIBLE DEBENTURE

        On September 21, 1999, the Company issued a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000. The Debenture bears interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture is convertible, at the option of Scientific Games, at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares of common stock and convertible at the Company's option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeds $3.00 per share.

        Generally accepted accounting principles require that the interest rate on debt represent a fair market rate for "comparable" debt instruments. The Company has determined that a fair market rate for this debt would approximate 10% and, therefore, has discounted the carrying value of the liability, with the offsetting credit reflected as additional paid-in capital.


Face amount of  subordinated convertible debenture                     $750,000

Less:
Imputed interest discount (difference between 10%
fair market rate and 7% stated rate)                                   (225,625)
                                                                     -----------
Discounted debenture value                                              524,375
Discount amortized through November 30, 2000                             26,875
                                                                     -----------
Balance at November 30, 2000                                            $551,250
                                                                     ===========

5.      INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and tax return. SFAS No. 109 provides for recognition of deferred tax assets for all future deductible temporary differences that, more likely than not, will provide a future benefit. As of November 30, 2000 and May 31, 2000, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards. A valuation allowance has been established for the full amount of this deferred tax asset.


6.      EARNINGS (LOSS) PER SHARE

          Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, a dilutive effect of common share equivalents during the fiscal period. We had 3,892,266 and 2,109,224 common share equivalents during the three and six-month periods ended November 30, 2000, respectively. In 1999, we had 2,749,237 and 2,073,570 common share equivalents for the same three and six month periods. For the three and six month periods ending November 30, 1999, common share equivalents represented dilutive stock options and warrants using the treasury method and the dilutive effect of convertible Series A preferred stock. For the three and six month periods ended November 30, 2000, options to purchase
674,166 shares of common stock, subordinated debenture convertible into 375,000 shares of common stock, Series B preferred stock convertible into 444,444 shares of common stock and warrants to purchase 2,398,656 shares of common stock were excluded from the calculation of the diluted loss per share since their inclusion would be anti-dilutive. For the three and six month periods ended November 30, 1999, warrants and options to purchase
722,237 shares of common stock and preferred stock convertible into 2,027,000 shares of common stock were excluded for the same reason.

        The calculation of an ($.11) loss per share for the six months ended November 30, 2000 includes a ($.04) loss per share related to the accounting treatment required to record the stock exchange transaction with Elot, executed on November 1, 2000. Notwithstanding the effects of this transaction the loss per share would have been ($.07) for the six months ended November 30, 2000.

          Accounting principles require us to allocate a portion of the proceeds, $417,747, to the warrants issued to eLot. The remainder, $569,653, is allocated to the Series B preferred stock. Had the preferred stock been converted on the date of its issuance, the holder would have received 444,444 shares of our common stock, worth $1,000,000. Accounting principles require us to treat this difference between the fair value and the allocated value ($1,000,000 less $569,653) or $430,347 as a preferred stock dividend.

        This is a non-cash transaction which is required by generally accepted accounting principles. Although this computation affects retained earnings rather than this period's operations, the transaction must be reflected in the calculation of earnings per share in the period in which the transaction takes place. Had this transaction not occured the loss per share would have been ($.07).

       The (loss) income available to common shareholders and the number of shares used in the earnings (loss) per common share and earnings (loss) per dilutive share computation for 2000 and 1999 was as follows:

                                     SIX MONTHS ENDED          THREE MONTHS ENDED
                                        NOVEMBER 30                NOVEMBER 30

                                    2000          1999         2000         1999
                                    ----          ----         ----         ----
Net(loss)income                   $ (669,799)   $  87,861    $ (719,846)   $  11,761

Preferred stock dividends             (7,441)     (40,274)         (899)     (27,329)
Beneficial conversion feature
  of Series B Preferred stock       (430,346)                  (430,346)
                                   ---------     --------      ---------   ---------
Net (loss)income applicable
 to common shareholders           (1,107,586)    $ 47,587  $ (1,151,091)   $ (15,568)
                                   =========    =========      =========    =========

                                     SIX MONTHS ENDED          THREE MONTHS ENDED
                                        NOVEMBER 30                NOVEMBER 30

                                     2000        1999         2000         1999
                                     ----        ----         ----         ----
Basic:

Average common shares
outstanding                       9,939,076   7,782,718    10,316,553     7,788,937

Dilutive:

Dilutive effect of options and
warrants                            N/A         722,237       N/A            N/A

Dilutive effect of conversion
of Series A preferred stock         N/A       1,351,333       N/A            N/A
                                 ----------   ----------   ----------   ----------
Average dilutive common shares
outstanding                      9,939,076    9,856,288    10,316,553     7,788,937
                                 ==========   ==========   ==========   ==========

7.      AVAILABLE FOR SALE SECURITIES

        All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within shareholders' deficit. Realized gains and losses are recorded based on the specific identification method. There were no realized gains or losses for the fiscal periods ending November 30, 2000 and 1999. The carrying amount of the Company's investments is shown in the table below:


                                               November 30, 2000

                                                 Unrealized
                                   Cost             Loss            Market Value
                                  -------------------------------------------------
U.S. corporate securities         $987,400        (362,400)           $ 625,000
                                  =================================================

There were no investments in available for sale securities as of May 31, 2000

8.        STOCK EXCHANGE AGREEMENT

        The Company entered into a stock exchange agreement with eLot, Inc. on November 1, 2000. The Company received 1,000,000 shares of Elot common stock, valued at $987,400, in exchange for 444 shares of MDI series B preferred stock and warrants to purchase 555,556 shares of MDI common stock. The series B preferred will be converted into 444,444 shares of MDI common stock on November 1, 2001 unless converted sooner by the holder. The preferred stock does not bear dividends. The warrants issued to Elot are exercisable at $3.50 per common share and expire November 1, 2003. In connection with this transaction, the Company recorded a charge to accumulated deficit of $430,346. This amount represents the beneficial conversion feature of the Series B preferred stock.

9.        SUBSEQUENT EVENTS

Extension of short-term note:

      A lender has consented to an extension of the due date of a $260,000 short term note until May 15, 2001. In consideration of the extension the Company issued warrants to purchase 40,000 shares common stock at $1.75 per share. These warrants are exercisable and will expire November 28, 2005.

Additional short-term financing:

     The company borrowed $200,000 in the form of short-term notes in December 2000. These loans bear interest at 12% and are due May 15, 2001. Warrants to purchase 30,000 shares of common stock at $1.75 per share were issued to the lenders in connection with these loans. These warrants are exercisable and will expire November 28, 2003.

Issuance of Common stock:

     The Company is in the process of negotiating the settlement of the outstanding obligations of two law firms through the issuance of comon stock. As of the date of this filing the amount of the fees to be settled and the corresponding number of shares to be issued has not been determined.

Litigation

     The Company and it subsidiary, MDI Acquisition, Inc. have been named as defendents in a lawsuit filed by the Lottery Channel, Inc. Lottery Channel, Inc. is seeking damages of approximately $1.8 million in connection with the terminated merger agreement. The Company believes the lawsuit is without merit and will vigorously defend its position and has asserted a varity of counterclaims against the Lottery Channel, including a demand that the Lottery Channel, Inc. pay certain expenses under the termination provisions of the merger agreement. Accordingly, no loss provision has been recorded or included in these financial statements.

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

        We derive over ninety-five percent(95%) of our revenues from lotteries in two distinct ways. First, we may charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License and royalties may be a fixed assessment, a percentage of game sales or a percentage of manufacturing cost of tickets.

        Our second and major source of lottery revenue is the sale of logo bearing merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the licensed property the lottery is utilizing. A typical prize fund for a scratch game is approximately 60% of expected revenue. Typically, we purchase merchandise from other licensees of the property at wholesale and resell the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling andany marketing support we provide the lottery such as brochures, posters or otheradvertising assistance for which there are no separate charges.

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


RECENT DEVELOPMENTS

NEW CONTRACTS/ LICENSES

        In the quarter ended November 30, 2000, there were numerous positive developments from a contract and licensing standpoint. During the three-month period ended November 30, 2000, we signed a total of seven contracts, representing 12 games to be introduced over the next two years. The most significant was a contract with the New Jersey Lottery for six games over a two year period. These contracts reflect the success of the reorganization of our sales and marketing department and of our marketing efforts in convincing lotteries to incorporate licensed games as an ongoing feature of their instant ticket marketing.

        These new contracts raise our total backlog to approximately $16.2 million, our largest total to date. They will all launch in the next twelve months.

        In addition, we announced a comprehensive internet strategy focusing on the development of Internet Platform Opportunities for each of our brands.

        The Internet Platform will offer a varity of functionalities including player registration, third chance games and promotions, sweepstakes, information and trivia about the brands, links to the brands official web site and an e-commerce store where players can use non-winning tickets as coupons for discounts off the purchase of merchandise and memorabilia related to the brand.

        The first three of these Internet Platforms will launch during the first quarter of our new fiscal year 2001 (January 1-March 31, 2001). These Internet Platforms are currently being developed by eLot, Inc. (See Elot, Inc. STRATEGIC ALLIANCE below)

        In addition, we signed a licensing agreement with Green Stuff Licensing for the exclusive world-wide rights to Emmett Kelly, Jr(R) for a three year period. We also have extended our licensing agreement with Columbia TriStar, covering licenses for Wheel of Fortune(R) and Jeopardy(R) through March 2002.

ELOT, Inc. STRATEGIC ALLIANCE:

        In November 2, 2000, we announced a Strategic Alliance Agreement with eLot (NASDAQ:ELOT). ELot has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. Elot operates a reward-entertainment lottery portal, ELotteryFreeWay, and is an application service provider of Internet marketing and advertising technology for lotteries.

        As part of the strategic alliance we will form a joint venture with eLottery, Inc., a subsidiary of eLot, and develop web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win.

        Under terms of the agreement, we issued 444 shares of series B preferred stock, convertible into 444,444 shares of common stock, and warrants to purchase 555,556 shares of common stock at $3.50 per share in exchange for 1 million shares of ELot common stock.

        We believe that this relationship, which we expect will begin generating revenue by the second or third quarter of next fiscal year, will enhance our ability to sell additional games both domestically and internationally.

NASDAQ MAINTENANCE REQUIREMENTS:

        We have received a letter from NASDAQ to the effect that at the time of the letter, we were not in compliance with NASDAQ's maintenance requirements. We have since submitted a plan of compliance to NASDAQ. There can be no assurance that our plan of compliance will satisfy NASDAQ and that our common stock will remain listed on NASDAQ's small cap market.

FISCAL YEAR CHANGE:

        We are in the process of changing our fiscal year to a calendar year to ease many of the questions raised by shareholders and others as to our various reporting periods. Our current fiscal year of June 1 to May 31 makes little sense given the environment we operate in and seems to cause much confusion with our shareholders and the investment community. The change will become effective January 1, 2001, and will result in the company having a seven month stub period that concludes on December 31, 2000. This seven month period will be audited and we will file a Form 10-K within 90 days. Therefore, the next Form 10Q will be filed 45 days after the three months ending March 31, 2001



                                                             SIX MONTHS ENDED NOVEMBER 30,
                                                   --------------------------------------------------

                                                        2000          %          1999          %
                                                        ----          -          ----          -


Total revenue                                     $   2,800,053    100.0%    $  3,227,215     100.0%

Cost of revenues                                      1,671,939     59.7%       1,936,859      60.0%
                                                  ---------------------------------------------------

   Gross profit                                       1,128,114     40.3%       1,290,356      40.0%

Selling, general and administrative expenses          1,736,243     62.0%       1,184,035      36.7%
                                                  ---------------------------------------------------

   Operating (loss) profit                             (608,129)   (21.7)%        106,321       3.3%

Interest expense                                         64,566      2.3%          37,911       1.2%
Interest income                                          (3,996)    (0.1)%        (21,451)     (0.7%)
                                                  ---------------------------------------------------

   Net (loss) income
    before provision for income taxes                  (668,699)  (23.9)%          89,861       2.8%

Provision for income taxes                                1,100      0.0%          2,000        0.1%
                                                  ---------------------------------------------------

   Net(loss)income                                $    (669,799)  (23.9)%    $     87,861       2.7%
                                                  ===================================================



        SIX MONTHS ENDED NOVEMBER 30, 2000, COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1999

        Results for the six months ended November 30, 2000 reflect revenue of $2,800,100 as compared to $3,227,200 for the same period in 1999. This revenue decrease is the last one we expect for the forseeable future. Our strong sales backlog of $13,440,000 will begin to turn into revenue as new games launch in earnest next quarter. Betty Boop(R) and Elvis(R), two of our newest licensed properties, have just begun to start generating revenue. Each of these game's revenues came from one state only last quarter; Betty Boop in New Jersey and Elvis(R) in Kentucky. Next quarter Betty Boop (R) will launch in Wisconsin and Elvis(R) will launch in New Jersey. NASCAR(R) drivers, which launched last quarter in Wisconsin, continues to be a strong source of revenue(10.5% of the quarter's revenue).

        The layering effect of these new properties launching in additional states next quarter will contribute to significantly improved revenues and bottom line. We expect a return to profitability during the first quarter of our new fiscal year 2001 and for that to continue throughout the year as we are forecasting record revenues while returning to profitability. A total of seven games were launched in the quarter ended November 30, 2000. The total revenue to be recognized over the duration of these games will be $1.38 million. In addition, we have 16 games scheduled to launch in the first calendar quarter of 2001. The total revenue to be recognized over the duration of these 16 games will be $4.5 million.

        Finally, we have expanded our resources in adding licensed properties and reorganizing our sales department, including our recently announced strategic alliance with eLot, Inc. This has been done in recognition of the need to improve our overall sales and marketing efforts. These measures, which were undertaken during the quarter ended November 30, 2000, will contribute to improved sales results later this year or early next year.

        Revenue during the six-month period ended November 30, 2000 was derived primarily from sales based on three entertainment-based or brand name properties, including Harley Davidson(R) (35.5% of revenue), NASCAR(R) drivers (10.5% of revenue) and Wheel of Fortune(R) (10.1% of revenue). The remaining 43.9% of revenue resulted from eleven other entertainment-based or branded name properties.

        Cost of revenue as a percentage of revenue was 59.7% for the six months ended November 30, 2000 compared to 60.0% for the same period in 1999. This consistency in costs between periods achieves our goal and falls in line with our overall gross profit model.

        Gross profit maintained the 40% level ($1,128,100), consistent with the the six months ended November 30, 1999.

        Selling, general and administrative expenses were $1,736,200 (62.0% of revenue) for the six months ended November 30, 2000 compared to $1,184,000 (36.7% of revenue) for the same period in 1999. This $552,200 increase was incurred primarily in the second quarter ($415,000). This second quarter increase can be attributed to a restructuring of our sales organization to a regional format to better present our growing inventory of licensed properties to the lottery industry. This restructuring began late in the first quarter and has resulted in a significant contribution to our $16.2 million sales backlog.

        Building a quality inventory of licensed properties and presenting them to the lottery industry in various venues, primarily conventions and trade shows, has been expensive. Expenditures relating to these items were $275,000 more than for the same period in 1999, but will result in the generation of recognizable revenue in the immediate future as this backlog of games launches. Within the next four months, games with total revenues of $4.4 million will be launched. Revenues from these games will be recognized over the duration of each game contract based on the prize drawing schedule. Costs related to the Elvis(R) property represented $129,000 of the $275,000 cost increase over the prior year. Revenues from the Elvis(R) property amounted to only $47,300 or 3.72% of revenue for the six months ended November 30, 2000. In addition to $247,100 of unrecognized revenue from the Elvis(R) game underway in Kentucky, we have a sales backlog of $943,900 relating to the Elvis(R) property alone. These are "ramping up" costs (costs expensed prior to the contract game launch) that will be a "cost of sales" rather than an operating cost in the future. (See analysis of quarter alone for a more detailed explanation.)

        Legal, accounting, financial consulting and investor relations fees increased by $205,000 over the same period last year. Again this increase primarily occured in the second quarter ($171,000) due to the noncapitalizable expenses, significant SEC reporting requirements and litigation expense in this period versus the same period last year.

        In the six month period ending November 30, 2000, we filed four current Form 8-K reports, a registration statement, a prospectus supplement, a quarterly 10-Q filing and our annual 10-K filing. Additional legal and consulting expenses were incurred to review and prepare loan proposals, draft and review our strategic alliance and stock exchange agreements with eLot and litigation relating to our lawsuit with The Lottery Channel.

        Wages and salaries and benefits increased by $153,000 for the six months ended November 30, 2000 as compared to the same period in 1999. In addition to normal annual salary increases, this increase in wages, salaries and benefits is attributable to the addition of three regional sales vice presidents, one financial reporting manager and one customer fufillment associate.

        Operating loss was $(604,600)(21.6% of revenue) for the six months ended November 30, 2000 compared to an operating income of $106,300 (3.3% of revenue) for the same period in 1999. This was principally due to the factors described above.

        Interest expense was $64,500 for the six months ended November 30, 2000 compared to $37,900 for the same period in 1999. This increase in interest expense is atttributable to new loans obtained in the second quarter more fully discussed in "Liquidity and Capital Resources".

        There was $4,000 of interest income for the six months ended
November 30, 2000 compared to $21,500 for the same period in 1999. This decrease is related to the decrease in our cash position from the transactions discussed in "Liquidity and Capital Resources".

        For the reasons set forth above, we had a loss before taxes of $(668,700)for the six months ended November 30, 2000 as compared to an income before taxes of $89,900 for the same period in 1999.

        The calculation of an ($.11) loss per share for the six months ended November 30, 2000 includes a ($.04) loss per share related to the accounting treatment required to record the stock exchange transaction with Elot, executed on November 1, 2000. Notwithstanding the effects of this transaction the loss per share would have been ($.07) for the six months ended November 30, 2000.

        Accounting principles require us to allocate a portion of the proceeds, $417,747, to the warrants issued to eLot. The remainder, $569,653, is allocated to the Series B preferred stock. Had the preferred stock been converted on the date of its issuance, the holder would have received 444,444 shares of our common stock, worth $1,000,000. Accounting principles require us to treat this difference between the fair value and the allocated value ($1,000,000 less $569,654) or $430,346 as a preferred stock dividend.

        This is a non-cash transaction required by generally accepted accounting principles. Although this computation affects retained earnings rather than this period's operations, the transaction must be reflected in the calculation of earnings per share in the period in which the transaction takes place.
Had this transaction not occured the loss per share would have been ($.07).

                                                             THREE MONTHS ENDED NOVEMBER 30,
                                                 ------------------------------------------------

                                                    2000        %            1998            %
                                                    ----        -            ----            -
Total revenue                                  $  927,177     100.0%    $  1,467,078      100.0%

Cost of revenues                                  526,418      56.8%         777,272       53.0%
                                                 ------------------------------------------------

   Gross profit                                   400,759      43.2%         689,806       47.0%


Selling, general and administrative expenses    1,086,159     117.1%         667,684       45.5%
                                                 ------------------------------------------------

   Operating (loss) profit                       (685,400)    (73.9)%         22,122        1.5%

Interest expense                                   37,280       4.0%          25,502        1.7%
Interest income                                    (2,834)     ( .3%)        (15,641)     ( 1.1%)
                                                 ------------------------------------------------

   Net (loss) income
     before provision for income taxes           (719,846)    (77.6)%         12,261        0.8%

Provision for income taxes                               -      0.0%             500        0.0%
                                                 ------------------------------------------------

   Net(loss)income                             $ (719,846)    (77.6)%      $  11,761        0.8%
                                                 ================================================




        THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999.

        Results for the three months ended November 30, 2000 reflect revenues of $927,200 as compared to $1,467,100 for the same period in 1999. This revenue decrease of $539,900 is expected to be the last quarter in the foreseeable future where we have declining sales. Contests, representing $4.4 million of our $16.2 million sales backlog, are scheduled to launch in the next four months.

        Two of our newest licensed properties, Betty Boop(R) and Elvis(R), have just started to generate sales this quarter. Betty Boop(R), which launched in New Jersey on September 24, 2000, had the strongest sales this quarter, $256,800 (28% of revenue). There still remains $251,200 of revenue to be recognized on the New Jersey contract and Betty Boop(R) is scheduled to launch in Wisconsin in January 2001.

        Due to a delayed launch date in Kentucky, Elvis(R) only contributed $47,300 (5% of revenue) to the second quarter sales. Elvis set a new sales record for a $3 ticket in Kentucky, selling over $1,000,000 in lottery tickets in its first week of sales. There still remains $247,100 of revenue to be recognized on the Kentucky contract. Elvis(R) is scheduled to launch in New Jersey in January 2001. The total revenues to be recognized over the duration of the New Jersey Elvis(R) game are expected to be $702,000.

        Although the NASCAR(R) Drivers Property was new to MDI last quarter, it generated 18% of the revenue for the quarter ended November 30, 2000. The revenue from each of these newly licensed properties (Elvis (R) and NASCAR(R) Drivers) for the quarter ended November 30, 2000 was generated from only one state lottery each. NASCAR(R) drivers are scheduled for introduction in two states in the next four months. Total revenue from these contracts is expected to be $187,000. There will be a layering effect as additional lotteries launch these properties.

        In the current quarter Harley Davidson(R) has contributed 16% to revenue and Wheel of Fortune contributed 13%. The remaining 20% of revenue was generated from seven(7) of our other entertainment based or branded properties.

        Cost of revenue as a percentage of revenue increased to 56.8% for the three months ended November 30, 2000 from 53.0% for the same period in 1999. Although the increase was over 3%. We are pleased that our gross profit margins continue to be in excess of 40% (43.2% of revenue) or $400,800 for the three-month period ended November 30, 2000 compared to $689,800 (47.0% of revenue) for the same period in 1999.

        Selling, general and administrative expenses were $1,086,100 (117.1% of revenue) for the three months ended November 30, 2000 compared to $667,700 (45.5% of revenue) for the same period in 1999. This increase of $418,400 in operating expenses is primarily related to increases in salaries and benefits and SEC accounting and legal costs

        Wages and salaries and employee benefits increased by $103,000. These increases were necesary to generate the sales backlog that has grown dramatically over the last two quarters. Specifically, three regional sales vice presidents and additional support staff have been added during the six months ended November 30, 2000.

        In addition, the costs for obtaining licenses and attending trade shows have increased significantly ($181,000 over the same period in 1999).
These increases in selling expenses have already resulted in a sales backlog of $16.2 million, $4.4 million of which is scheduled to launch in the next four months. The actual revenue recognition continues to be based on the prize drawing schedule.

        The Elvis(R) property accounts for approximately $129,000 of the $181,000 increase in licensing and trade show cost in the quarter ended November 30, 2000. Many of these ongoing Elvis(R) costs will be factored into our profit margin when Elvis(R) launches fully next quarter.

        Legal, accounting, SEC reporting and investor relations expenses increased by approximately $171,000 over the same period in 1999. This large increase when compared to the same quarter ending November 30, 1999 can be explained as almost all of the expenses of legal and financial consulting work in the previous quarter were netted against long-term financial instruments on the balance sheet (i.e. preferred stock, convertible subordinated debenture), therefore reflecting minimal expense.

        The three months ending November 30, 2000 experienced significant noncapitalizable legal and financial consulting fees. A required stock registration statement was filed on October 6, 2000 as were four Form 8-K's reporting various events. Fees to secure several loans were expensed as all loans obtained were short term. Significant fees were incurred to secure a debenture which was abandoned as the terms could not be finalized in the best interest of the company. Therefore, we shifted to obtaining short term loans to meet our anticipated short tem cash flow requirements.

        The results of what is expected to be the last poor revenue recognition quarter in the foreseeable future, coupled with significantly higher selling, general and administrative expenses as discussed above, contributed to an operating loss was $(681,900) (73.6% of revenue) for the three months ended November 30, 2000 compared to an operating profit of $22,100 (1.5% of revenue) for the same period in 1999.

        Interest expense was $37,300 for the three months ended November 30, 2000 compared to $25,500 for the same period in 1999. All of this increase is attributable to new loans obtained during the quarter ended November 30, 2000, which is more fully discussed in "Liquidity and Capital Resources".

        Interest income was $ 2,800 for the three months ended November 30, 2000 compared to $15,600 for the same period in 1999. This decrease is attributable to the the decrease in our cash position discussed in "Liquidity and Capital resources".

        For the reasons set forth above, we had a loss before taxes of $719,800 for the three months ended November 30, 2000 compared to a net income before taxes of $12,300 for the same period in 1999.

        The calculation of an ($.11) loss per share for the three months ended November 30, 2000 includes a ($.04) loss per share related to the accounting treatment required to record the stock exchange transaction with eLot, executed on November 1, 2000. Notwithstanding the effects of this transaction the loss per share would have been ($.07) for the three months ended November 30, 2000.

          Accounting principles require us to allocate a portion of the proceeds, $417,747, to the warrants issued to eLot. The remainder, $569,653, is allocated to the Series B preferred stock. Had the preferred stock been converted on the date of its issuance, the holder would have received 444,444 shares of our common stock, worth $1,000,000. Accounting principles require us to treat this difference between the fair value and the allocated value ($1,000,000 less $569,654) or $430,346 as a preferred stock dividend.

        This is a non-cash transaction required by generally accepted accounting principles. Although this computation affects retained earnings rather than this period's operations, the transaction must be reflected in the calculation of earnings per share in the period in which the transaction takes place.
Had this transaction not occured the loss per share would have been ($.07).



LIQUIDITY AND CAPITAL RESOURCES

        As of November 30, 2000, we had cash and cash equivalents of $210,600 compared to $1,458,500 as of the same period in 1999. The decrease was due principally to the closing of two large financing transactions during the same period last year, the sale of convertible preferred stock and a debenture which netted the company $2,006,500 accounted for the large cash balance at November 30, 1999. However the operating loss of this past quarter decreased cash accordingly.

        As of November 30, 2000, we had net working capital deficit of $1,793,900. However within current liabilities is $2,636,500 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., revenue which we have already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise before a game drawing occurs). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and subsequent fulfillment costs relative to this revenue which approximates 50% of this revenue. Without such liability, working capital deficit would have been $475,650.

        Our indebtedness as of November 30, 2000 was $1,255,400, represented principally by our convertible subordinated debenture with an outstanding balance of $551,250. The remainder of indebtedness consists primarily of an installment note payable to our President and Chief Executive Officer of $177,400, a short-term note of $260,000 to our President and Chief Executive Officer and a short-term note of $260,000 to an unrelated individual.

        Common stock received persuant to the Stock Exchange Agreement with ELot, Inc. increased our working capital by $625,000. These shares are available for sale and if necessary may be liquidated over a three month period commencing December 22, 2000.

        The cash requirements of funding our growth have historically exceeded cash flow from operations. Accordingly, we have satisfied our capital needs primarily through debt and equity financing, as well as cash flow from operations. To provide bridge financing, we borrowed $260,000 from Steven Saferin our President and Chief Executive Officer, and an additonal $260,000 from an unrelated party. These loans mature in 2001.

         On November 28, 2000, we and Media Drop In Productions, a wholly owned subsidiary, entered into Loan Agreements with unrelated parties totaling $125,000, the proceeds of which were received in December, 2000.
Pursuant to the Loan Agreements, Media Drop-In may borrow up to an additional $855,000 on the same terms as the Loan Agreements. As of December 18, 2000, Media Drop-In received additional loans of $75,000 from additional unrelated parties. The loans will be used for working capital purposes.

         The lenders each received a convertible note, due on May 15, 2001, in the principal amount of their respective loan amounts. The Convertible Notes are secured by a security interest in all of Media Drop-Inc.'s assets. The Convertible Notes bear interest at a fixed rate of 12% per annum, subject to a late charge equal to 5% of any installment of interest or principal which is not paid by Media Drop-In within 10 days of the due date. The principal outstanding balance of the Convertible Notes may be converted into MDI common stock at a conversion price of $1.75. In the event of a default on the loans, including the failure to pay interest when due after a 10-day opportunity to cure, the outstanding principal balance of the loans will bear interest at the rate of 24% per annum (the "Default Rate"). If Media Drop-In fails to pay the principal and interest on the maturity date of any of the Convertible Notes, the Default Rate will be applied to the principal balance of such note retroactive to the date of the Convertible Note. Pursuant to a Guaranty secured by a security interest in substantially all of our assets, we have guaranteed all of the obligations of Media Drop-In to the Lenders. In connection with the loans, the Lenders received 3-year warrants to purchase an aggregate of 40,000 shares of MDI common stock at a purchase price of $1.75 per share.

         Pursuant to a previous Loan Agreement, dated September 28, 2000, between Robert R. Sparacino, Steven M. Saferin, President and Chief Executive Officer of MDI, and Media Drop-In, we were required to obtain the consent of Sparacino and Saferin prior to entering into the Loan Agreements. In exchange for obtaining such consent from Mr. Sparacino, we agreed to issue to Mr. Sparacino and his designees 5-year warrants to purchase 50,000 shares of MDI common stock at a purchase price of $1.75 per share. Mr. Sparacino also agreed to extend the maturity date of his promissory note until May 15, 2001. Mr. Saferin did not receive any consideration for giving his consent.

         In connection with the Loan Agreement, we have agreed that we will not, among other things, (i) merge or consolidate with, or sell, assign, lease or otherwise dispose of all or substantially all of our assets or acquire all or substantially all of the assets or business of any entity without the lenders' prior written consent; (ii) sell, lease, assign, transfer or otherwise dispose of any of our assets owned at or after November 28, 2000, subject to certain exceptions; (iii) enter into any transactions with any affiliate, subject to certain exceptions; (iv) incur indebtedness, subject to certain exceptions (including the ability to borrow up to an additional $780,000 on the same terms as the Loan Agreements); and (v) cause or suffer to permit any liens to be placed on any of our assets which secure the loans, subject to certain exceptions (including liens securing indebtedness up to $780,000).

        We do not have any specific capital commitments and do not currently anticipate making any substantial expenditures other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments.

SEASONALITY AND REVENUE FLUCTUATIONS

        Our business is not seasonal. However, our revenues are expected to fluctuate as individual license-based promotions commence, wind down and terminate. The useful life of a promotion is relatively short as the novelty of the game or the popularity of the licensed material wanes over time. In addition, our licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. The life span of a promotion, the timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions are unpredictable. Also, since most lotteries are government agencies with lottery executives appointed by the state's governor or other high ranking official, opportunities or projects in progress can be slowed after an election if the incumbent governor is not reelected. Accordingly, period to period comparisons may not be indicative of future results.

                                     PART II

                                OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

        On November 7, 2000, we and our subsidiary, MDI Acquisition, Inc., were notified that we had been named as defendents in a complaint filed by the Lottery Channel, Inc. (hereinafter "TLC") on November 2, 2000 in the Hamilton County, Common Pleas Civil Division, Cincinnati, Ohio,arising from our decision to terminate our merger agreement with TLC. TLC is seeking to recover $1,763,343.29 in costs and expenses, damages in excess of $25,000, attorney's fees and costs in in prosecuting the action, punitive damages and any other relief to which it is entitled. We believe that the lawsuit is without merit and will vigorously defend our position, as well as assert a varity of counterclaims against TLC, including a demand that TLC pay certain expenses under the termination provisions of the merger agreement.

        The lawsuit alleges that we (i) breached the merger agreement by failing to fufill certain conditions necessary to obligate us to close the merger and by entering into an agreement with a competitor of TLC and (ii) breached our fiduciary duty to TLC by entering into an agreement with a competitor of TLC.

        The two conditions specifically cited in the complaint are the requirement of a $10 million investment by the National Broadcasting Company ("NBC"), the partial owner and strategic partner of TLC, and the raising of an additional $5 million in equity as part of a private placement.

        It is our position that the condition for NBC to invest $10 million, as well as to amend its stock purchase agreement with TLC, were conditions that TLC was obligated to, but did not, fufill. The condition that $5 million in additional equity be raised was not satisified by TLC for a variety of reasons, including the legislative enviroment relating to activities in Congress with respect to the Internet sale of lottery tickets and because of the change in financial markets relating to Internet companies.

        Steven M. Saferin, our President and Chief Executive Officer, has filed a complaint, in his individual capicity, against Roger W. Ach II, the President and Chief Executive Officer of TLC, seeking $108,000 as payment for a promissory note, due July 30, 2000. Also, on December 19, 2000, we filed a complaint in the United States District Court for the Southern District of New York against John Doe, seeking compensatory and punitive damages for defamation occurring on Internet message boards. There can be no assurance as to the outcome of any such litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On November 1, 2000, we entered into a Stock Exchange Agreement with Elot, Inc. We issued 444 shares of Series B Preferred Stock and a three year warrant to purchase 555,556 shares of common stock at an exercise price of $3.50 per share to eLot in exchange for 1,000,000 shares of Elot common stock. The Series B Stock has a liquidation preference of $1 million, does not pay a dividend, and is convertible into an aggregate of 444,444 shares of our common stock, subject to adjustment under certain circumstances. As long as the sum of the aggregate number of shares of common stock issuable upon conversion of the Series B Stock and the MDI common stock owned by eLot and its subsidiaries is equal to or greater than 444,444, Elot shall have the right to designate an observer to our Board of Directors. If not previously converted by Elot, the Series B Stock will automatically convert into common stock on November 1, 2001.

        We have granted eLot certain registration rights with respect to the resale of our common stock issued to Elot. Such rights include certain piggy-back and S-3 registration rights, as well as eLot's right to demand one registration commencing any time after closing, subject to certain limitations.

        In connection with this placement, we paid Venture Partners Capital, LLC, a registered broker-dealer, with which our Executive Vice President of Finance is affiliated, a 2% cash fee.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        Exhibit 4.1      Form of Convertible Promissory Note in favor of the
                         Lenders

        Exhibit 4.2      Form of Warrant

        Exhibit 10.1     Form of Loan Agreement.

        Exhibit 10.2     Form of Media Drop-In Productions, Inc. Security
                         Agreement.

        Exhibit 10.3     Form of MDI Entertainment, Inc. Guaranty.

        Exhibit 10.4     Form of MDI Entertainment, Inc. Security Agreement.

        Exhibit 27       Financial Data Schedule

(b)     Reports on Form 8-K



                             Filed on September 13, 2000 (Item 5: Other Events-Loan Agreements with Sparacino and Saferin)

                             Filed on October 19, 2000 (Item 5: Change in Fiscal
                             Year)

                             Filed on November 9, 2000 (Item 5: Other Events-Strategic Alliance Agreement and Stock Exchange Agreement with eLot, Inc.)

                             Filed on November 17, 2000 (Item 5: Other Events-Notice of lawsuit with The Lottery Channel, Inc.)

                                 SIGNATURE PAGE

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 19, 2000

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