Form 10KSB
period 2000-12-31
MDI ENTERTAINMENT INC
filed 2001-04-02
CIK 1045080

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one):

     [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934.



     [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from June 1, 2000 to December 31, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $ 2,876,676
                                                              -----------

     Aggregate market value of voting stock held by non-affiliates of registrant as of March 23, 2001: $ 12,177,023
                        ----------
     Shares of Common Stock outstanding as of March 23, 2001: 11,162,306
                                                              ----------


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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

     This Transition Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of MDI Entertainment, Inc. together with its subsidiary (referred in this report as "we","us" and "our") with respect to (i) our financing plans,
(ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis of Plan of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences. See "Description of Business--Risk Factors--All forward-looking statements should be read with caution."


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


     MDI Entertainment, Inc. specializes in creating, marketing and implementing entertainment-based promotions to North American lotteries. Our principal business has been the scratch ticket segment of the government lottery industry, although we have run on-line entertainment-based promotions with a lotto and daily numbers type games featuring our licensed Harley-Davidson(R) logo. Our lottery promotions feature well-known brand names and entertainment properties licensed to us and designed to attract new lottery players while providing a new experience for existing lottery players. Our current promotions feature a wide variety of such brand names and entertainment properties including:

o       Wheel of Fortune(R)
o       Jeopardy(TM)
o       Harley-Davidson(R)
o       Twilight Zone(TM)
o       Times Square 2000(TM)
o       Betty Boop(TM)
o       Louisville Slugger(R)
o       Dick Clark's American Bandstand(R)
o       The National Network(R)/TNN
o       Country Music Television(R)/CMT
o       Heroes of Space(TM)
o       The Pink Panther(TM)
o       The Outer Limits(TM)
o       Dale Earnhardt(R)
o       Dale Earnhardt, Jr.(R)
o       Jeff Burton(R)
o       Mark Martin(R)
o       Bill Elliott(R)
o       Matt Kenseth(R)
o       Let's Get Ready To Rumble(R)
o       Hummer(R)
o       Sports Legends(R)
o       Ray Charles(R)
o       SPAM(R)
o       CowParade(R)
o       Hollywood Sign(TM)and Hollywood Walk of Fame(TM)
o       Elvis Presley(R)
o       Emmett Kelly, Jr.(R)
o       Hollywood Squares(R)
o       Tabasco(R)
o       Miss Cleo(R)
                                       -1-

     The scratch tickets feature the licensed properties, usually displaying a scene and/or logo from the entertainment-based and brand name properties. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as Harley-Davidson(R) T-shirts and caps, and other related merchandise such as posters, money clips, telephones and, in the case of Harley-Davidson(R), Harley-Davidson Sportster motorcycles. We currently derive most of our revenues from the sales of such merchandise to the lotteries. Merchandise associated with the licensed properties accounted for over 90% of the revenues for the seven months ended December 31, 2000 and 1999.

     We offer a full range of services, including ticket and point of sale design, prize structure development, promotional event planning, market research, fulfillment services, customer service support and second chance drawing assistance.

RECENT DEVELOPMENTS

DALE EARNHARDT: On Sunday, February 18, 2001, NASCAR driver Dale Earnhardt, was killed in a crash at the Daytona 500. We will continue to retain his license until the end of 2001 and, in fact, we have experienced added interest for the use of his image and likeness on lottery tickets. However, at this time, it is uncertain as to how the Dale Earnhardt(R) license will be received by the lotteries or general public or whether the license will be renewed after its term expires. The Earnhardt family has asked that business proceed as normal and we are attempting to comply with the family's request in as tasteful a manner as possible.

NEW CUSTOMERS: Over the last 30 days, We have entered into contracts with five lotteries that we have never done business with before, bringing the total number of lotteries we have done business with to 41. The new lotteries are Michigan, West Virginia, New Mexico, Ontario (Canada) and New South Wales, Australia.

CHANGE IN FISCAL YEAR: On October 11, 2000, we announced that we were changing our fiscal year from June 1 to May 31 to a calendar year commencing on January 1, 2001. Therefore the financial statements contained in this submission includes audited statements for the seven months period ended December 31, 2000 and unaudited comparable statements for the seven months ended December 31, 1999.

EXPANSION AND REORGANIZATION OF SALES AND MARKETING DEPARTMENT: During the year we announced the hiring of three new executives and the expansion and reorganization of our sales and marketing department. Donald Walsh, former Director of the Wisconsin Lottery, was appointed Senior Vice President of Sales. Beverly Opie, former Marketing Director of the Iowa Lottery and U.S. Sales Representative for Pollard Banknote, was appointed Regional Vice President, Director of Sales. Gregory Hoelk, former Sales Director of both the Hoosier (Indiana) and Texas Lotteries and General Manager of Scientific Games' Nebraska instant ticket operations was also named Regional Vice President, Director of Sales. We believe the addition of these lottery-trained executives will significantly aid us in achieving and exceeding our business objectives.

ELOT, INC. STRATEGIC ALLIANCE: On November 2, 2000, we announced a Strategic Alliance with eLot, Inc. (NASDAQ:ELOT). eLOT has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. ELot operates a reward-entertainment lottery portal, ELotteryFreeway, and is an application service provider of Internet marketing and advertising technology for lotteries.

Under the terms of the agreement, we issued 444 shares of Series B preferred stock, convertible into 444,444 shares of common stock, and warrants to purchase 555,556 shares of common stock at $3.50 per share in exchange for 1 million shares of eLot common stock.

INTERNET PLATFORMS: We have announced our intention to create a series of Internet platforms tied to our various licensed brands. These Internet platforms will provide a variety of functionalities including electronic registration for our second-chance drawings, third-chance games and sweepstakes, information and trivia about the brand, links to the brand's official Web Site and e-commerce stores selling branded merchandise and a discount on merchandise for lottery players. We are currently talking with other states and Internet platform developers in an effort to further promote this service.

To date, we have implemented three such Internet platforms with two separate brands. An Elvis Presley(R) Internet platform was activated with both the Kentucky and New Jersey Lottery Elvis Presley games. A SPAM Internet Platform was implemented with the Hoosier Lottery's SPAM game. The technology for the Internet platforms was provided by eLottery persuant to our Strategic Alliance Agreement.

NEW LICENSES

     In the past seven months we have secured licenses to five new properties and successfully extended or renewed the licenses of four additional properties.

HOLLYWOOD SQUARES(R): This is the third game show in our licensed portfolio complementing Wheel of Fortune(R) and Jeopardy!(R). Lotteries have traditionally had great success with tick-tac-toe and the tic-tac-toe format of Hollywood Squares provides opportunities for lotteries to design games taking advantage of this popular brand. We have secured a three-year license from King World Productions, Inc. to market the Hollywood Squares brand to lotteries in the U.S. and Canada.

TABASCO(R): McIllhenny Company has an active licensing program ranging from shirts and ties to kitchen utensils and products and even a Tabasco(R) flavored SPAM(R). We have secured a three-year license for Tabasco in an effort to assist lotteries in branding "hotcash" games. Our branding strategy is to allow the games to use the very popular and well-known Tabasco logo and related images to help these games sustain interest with lottery players in the U.S., Canada and Australia.

MISS CLEO: We have entered into a three-year license agreement with Evercom, Inc., a subsidiary of Total Telcom Media, for the rights to Miss Cleo, a highly promoted and well-known tarot card reader who has significant exposure on late night television in short and long form infomercials. This license furthers our strategy of seeking to identify areas of opportunity inside the lottery industry. Astrology games have been very popular with lottery players and we believe that a well-known celebrity and psychic such as Miss Cleo will afford the lotteries the opportunity to implement games similar to their generic astrology theme games.

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

EMMETT KELLY, JR.(R): Emmett Kelly, Jr. signed a worldwide licensing agreement with us extending into the year 2003. His world-renowned likeness and personality are available for creative lottery promotions. Examples of promotions include Emmett Kelly, Jr.'s Rainy Day Cash, Emmett Kelly, Jr.'s Funny Money and appearing with his loyal dog as Emmett Kelly, Jr.'s Cash Hound. Emmett Kelly, Jr.'s portrayal of "Weary Willie", the most famous clown character of all time, has long been a merchandising favorite in the collectibles industry. "Willy's" character is a tattered hobo down on his luck with a woeful frown. The clown traveled with Ringling Brothers, Barnum and Bailey circuses from 1942 until 1956 when Emmett Kelley, Sr. retired. The younger Kelly assumed the role of the famous clown representing Eastman Kodak at the 1964 New York Worlds Fair, and later toured as the company's goodwill ambassador. He has toured thousands of towns and hospitals, visiting children with illnesses and donating time to charities.

RETAINED LICENSES

HARLEY-DAVIDSON(R): We have successfully finalized negotiations of a three year license renewal for our most successful brand, Harley-Davidson. The renewal carries through calendar year 2003, the 100th anniversery of the Harley-Davidson Motor Company. In addition, we will have access to additional motorcycle models to be used as prizes, We expect to sign the agreement in April 2001.

WHEEL OF FORTUNE(R)AND JEOPARDY!(TM): We have executed the renewel of both of their licenses. The new agreements run through March 24, 2002.

RAY CHARLES(R): We renewed our Ray Charles agreement for a second year and brought the legendary singer to New Jersey for a special 30th Anniversary concert for the New Jersey Lottery.


MARKET EXPANSION

     We continue to seek entertainment and cultural icon properties with worldwide consumer appeal, in addition to properties with regional appeal in off-shore geographical locations. We expect that two of our recently acquired properties, Elvis Presley(R) and Hollywood(R), will provide us with very compelling offerings for the international market. Additionally, we are negotiating with King Features Syndicate to extend the territory of our rights to the Betty Boop property to take advantage of international lottery opportunities. We have established a relationship with executives representing all of the provincial lotteries in China, and hosted a delegation at our Hartford offices in July 2000. We are currently exploring opportunities to market our properties throughout China.

     Our strategic alliance with leading lottery supplier, Scientific Games International(Now a division of Autotote, Inc.), continues to create new opportunities to reach off-shore markets. MDI and Scientific Games jointly exhibited in Glasgow, Scotland in June 2000 at the inaugural conference of the newly established World Lottery Association. Additionally, we initiated meetings with Camelot, Ltd., which manages games for the Great Britain Lottery, to explore marketing opportunities in Great Britain.

PRODUCT AND SERVICE MARKETING

     Our role as a leading supplier of licensed properties to the lottery industry is firmly in place. We have now done business with over 90% of the North American lottery industry. Since September 1, 2000, over 75 new MDI licensed lottery promotions have been initiated or are in the final planning stages and are expected to be launched in 29 lottery jurisdictions, including four lotteries which previously had not purchased licensed promotions from us. See "Contracts with Lotteries."

EXTENSION OF SERVICES

     The acquisition of licenses for celebrities Ray Charles and Michael Buffer has created a new business opportunity for us, providing exclusive and affordable access to well-known commercial spokespersons for use in lottery advertising campaigns that may or may not be directly associated with licensed lottery games. During the past year, three such campaigns were initiated or produced for introduction in 2001 featuring entertainer Ray Charles.
Wisconsin and Georgia Lotteries utilized Mr. Charles for corporate image advertising. The New Jersey Lottery acquired the services of Mr. Charles to initiate a new umbrella advertising campaign and theme song ("For Every Dream There's A Jackpot") during its 30th Anniversary celebration.

     We continue to capitalize on our internal resources to extend new marketing support services to our lottery customers as part of our lottery contracts. In the seven months ended December 31, 2000, several lotteries have utilized our expertise in the area of lottery marketing, advertising and print production to purchase collateral advertising for their licensed game promotions. We also continue to offer consumer research services to our lottery customers.

     We have realized new operational efficiencies during the seven months ended December 31, 2000 by incorporating Internet communication into our product development functions, saving time and shipping expenses by introducing Internet file transfer protocol and e-mail to facilitate product and promotion review and approvals between MDI and lotteries, ad agencies, ticket printers and licensors.

INDUSTRY OVERVIEW

     State, local and foreign governmental authorities operate lotteries in over 155 jurisdictions. Governments use lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues frequently are designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on lotteries as a significant source of funding for these purposes.

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

     We are a leader in designing and marketing instant scratch ticket games based on licensed brand names (such as Harley-Davidson(R) or Louisville Slugger
(R)) and entertainment properties (such as Elvis Presley(TM) or Wheel of Fortune(R)). We attempt to identify properties for licensing that have a large selection of logo bearing products available that appeal to the 18 years of age and older population, and our instant ticket promotions typically include logo bearing merchandise related to such promotion as prizes. In most of our lottery promotions, merchandise is awarded as first prizes, such as Harley Davidson(R) motorcycles. In most of our designed games, second chance prizes typically include logo bearing merchandise such as posters, T-shirts, caps, jackets, watches, clocks, money clips, telephones, playing cards, film cells, video and music collections, stadium blankets, carryall bags, credit cards with prepaid credit, trips and electronic games. We generate most of our revenues from the sale of such merchandise to the government agency sponsoring the lottery.

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

     The popularity and success of lotteries has increased worldwide in recent years, and the popularity of instant lotteries has increased at a rate that is greater than that of lotteries generally, although there was a slight decrease from 1997 to 1998. Lotteries typically introduce between 25 and 50 new instant games a year. Currently, lotteries operate in 38 states, the District of Columbia and all provinces of Canada as compared to 39 states and all provinces of Canada as of June 30, 1989. In November 2000 the voters of South Carolina approved the 40th U.S. lottery which is expected to begin late this year. According to LaFleur's Lottery World 1999 Fast Facts and LaFleur's 1999 North American Gambling Abstract, instant ticket games now comprise approximately 39% of total lottery sales in the United States as compared to approximately 26% in 1990. Factors contributing to the growth in the popularity and success of such games include more sophisticated marketing techniques, the introduction of new state instant ticket lotteries, lotteries offering multiple games simultaneously, increased technological advances in the distribution of instant tickets, lotteries offering a variety of instant ticket price points (a $1.00 ticket, a $2.00 ticket, a $3.00 ticket, a $5.00 ticket, a $10.00 ticket and even a $20.00 ticket, which the Connecticut Lottery selected to use with our Times Square 2000(TM) licensed property, with related increases in the top prizes, and higher prize award pay-outs to lottery consumers.

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

LICENSED-BASED GAMES

     Over the past three years, we have secured rights to and targeted specific properties for instant lottery theme games and promotions that have broad appeal and significant brand loyalty and that enable us to market collectible logo bearing merchandise tied directly to the property or brand. The properties are specifically selected because they possess a substantial following that can aid a lottery in attracting new players, while at the same time providing a different experience for many existing players. Currently, we have licensing agreements with 21 companies for 31 licenses. Licenses are generally held between one and a half and three years. We hold four licenses with four companies that each resulted in 10% or more of revenues in the seven months ended December 31, 2000. Three licenses resulted in 10% or more of our revenues in the seven months ended December 31, 1999. Please refer to Footnote 1 in the accompanying financial statements. We continually seek to add to our licensed properties and, to this end, have contacted, and continue to contact, potential licensors.
                                      -7-

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

     Our licensing agreements for the targeted properties generally require us to pay the licensor a fixed amount per million tickets printed or a fixed percentage (ranging from 20% - 50%) of the license and royalty fees we collect. One licensing agreement requires a
50/50 share of gross profit. The agreements generally require an initial payment upon signing, which is usually credited against other payments that become due during the term of the license. One agreement required us to issue common stock and warrants to purchase common stock upon signing. While all the licensing agreements grant us the right to market merchandise to the lotteries, certain agreements require that a minimum amount of merchandise be purchased. The term of the license agreements usually ranges between 1.5 to 3 years and they are sometimes terminable upon the occurrence of certain events. The licenses are typically exclusive for lottery scratch tickets, and such exclusivity is generally for the United States and Canada. In some cases, the licenses also include specific regions of the world for which such rights are appropriate. We are attempting to acquire worldwide or certain international rights for any new licenses and are seeking to obtain worldwide or certain international rights on existing licenses.

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

     We have had contracts with over 90% of all North American lotteries,and currently have over 60 promotions that are in progress or scheduled for introduction during calendar 2001 in 29 lotteries, including our first non-North American lottery, in New South Wales, Australia. Those states in which we have or have previously had promotions are as follows:

Arizona Lottery:
     Harley-Davidson
     Star Trek

Atlantic Lottery:
     Wheel of Fortune*

British Columbia Lottery:
     Harley-Davidson
     Holiday Harley
     Wheel of Fortune
     Hollywood Stars*

California Lottery:
     Harley-Davidson*

Colorado Lottery:
     Star Trek
     Wheel of Fortune

Connecticut Lottery:
     Harley-Davidson
     Jacks or Better
     The New Millionaires
     Nifty Fifties
     Star Trek
     Times Square 2000

Delaware Lottery:
     Double Feature
     Nascar*

Florida Lottery:
     Bonanza Bingo
     Wheel of Fortune I
     Wheel of Fortune II
     Harley-Davidson
     Elvis*

Georgia Lottery:
     Money Movies & Music
     Ray Charles

Hoosier Lottery:
     Bonanza Bingo
     Indiana's Greatest Sports Headlines
     Harley-Davidson
     Money Movies & Music
     Star Trek
     Wheel of Fortune
     SPAM
     Nascar Drivers*

Idaho Lottery:
     Movie Mania

Illinois Lottery:
     The New Millionaires

Iowa Lottery:
     Harley-Davidson
     Jacks or Better
     Louisville Slugger
     Fast Car Cash*
     Elvis*

Kansas Lottery:
     Harley-Davidson
     Star Trek
     Wheel of Fortune

Kentucky Lottery:
     Elvis Presley*
     Harley-Davidson
     Wheel of Fortune
     Nascar Drivers*

Louisiana Lottery:
     Harley-Davidson
     Jacks or Better*
     Money Movies & Music

Maine Lottery:
     Harley-Davidson*
     Dale Earnhardt*

Maryland Lottery:
     Harley-Davidson
     The New Millionaires

Michigan Lottery:
     Harley-Davidson*

Minnesota Lottery:
     Great Moments in Minnesota Sports
     Jacks or Better
     Double Feature
     SPAM*

Missouri Lottery:
     Great Moments in Missouri Sports
     Harley-Davidson
     Money Movies & Music
     Wheel of Fortune

Montana Lottery:
     Lottery's Magic Moments

Nebraska Lottery:
     Wheel of Fortune*

New Hampshire Lottery:
     Harley-Davidson
     Star Trek
     Elvis*

New Jersey Lottery:
     Betty Boop*
     Double Feature
     Harley-Davidson
     Harley-Davidson Ticket To Ride
     Jacks or Better
     Jeopardy!
     Louisville Slugger
     Lucky Video
     Star Trek
     Twilight Zone
     Wheel of Fortune
     Elvis*
     Ray Charles
     SPAM*

New Mexico Lottery:
     Harley-Davidson*

New South Wales Lottery:
     Elvis*

New York Lottery:
     The New Millionaires
     Wheel of Fortune

Ohio Lottery:
     Double Feature
     Great Moments in Ohio Sports
     Harley-Davidson I*
     Harley-Davidson II*
     The New Millionaires

Ontario Lottery:
     Wheel of Fortune*

Oregon Lottery:
     1 for the Money, 2 for the Show
     Star Trek
     Twilight Zone
     Wheel of Fortune
     Harley Davidson*

Pennsylvania Lottery:
     Grand Slam
     Great Moments in Pennsylvania Sports
     Harley-Davidson*
     Harley-Davidson Pick 3 promotion
     Heavenly Fortunes Calendar
     Million Dollar Wheel of Fortune
     Money Movies & Music
     The New Millionaires
     Nascar Drivers*

Rhode Island Lottery:
     Harley-Davidson
     SPAM
     Betty Boop*

South Dakota Lottery:
     Double Feature
     Harley-Davidson
     SPAM*

Texas Lottery:
     Great Moments in Texas Sports
     Great Sports Headlines of Texas
     Money Movies & Music

Vermont Lottery:
     Money Movies & Music

Virginia Lottery:
     Bonanza Bingo
     Harley-Davidson
     Jacks or Better
     Money Movies & Music
     Star Trek
     Wheel of Fortune
     Elvis*

Washington Lottery:
     Double Feature
     Money Movies & Music

Western Canada Lottery:
     Harley-Davidson*

West Virginia Lottery:
     Elvis*

Wisconsin Lottery:
     Betty Boop*
     Bonanza Bingo
     Harley-Davidson
     Holiday Harley
     Jacks or Better*
     Louisville Slugger*
     (NASCAR Drivers) Race For Cash*
     Pepsi and Cash
     Ray Charles*
     Star Trek
     TNN Outdoors*
     Twilight Zone
     Wheel of Fortune
     Tabasco*


      *   Promotions in Progress or Scheduled for Introduction

     We derived more than 10% of our revenue for the seven months ended December 31, 2000 from contracts with the following lotteries: Wisconsin, New Jersey, Kentucky, and Ohio. For the seven months ended December 31, 1999 we had contracts representing more than 10% of our revenue with the Wisconsin, Connecticut, New Jersey and Virginia lotteries and an additional 9.9% with the Pennsylvania lottery.

GOVERNMENT REGULATION

     Lotteries are not permitted in the various states and jurisdictions of the United States unless expressly authorized by legislation in the subject jurisdiction. Currently, 39 states and the District of Columbia have enacted legislation to allow for the operation of a lottery. The operation of the lotteries in each of these jurisdictions is strictly regulated. The formal rules and regulations governing lotteries vary from jurisdiction to jurisdiction but typically authorize the lottery, create the governing authority administering the lottery, dictate the prize structure, establish allocation of revenues, determine the type of games permitted, detail appropriate marketing structures, specify procedures for selecting vendors and define the qualifications of lottery personnel.

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

     We have employed registered lobbyists and retained paid consultants in certain states. Failure to comply with state regulatory provisions relating to the activities of our advisors could adversely affect our ability to successfully negotiate future lottery contracts.

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

COMPETITION

     We are aware of several other companies which design and promote lottery games based on licensed brands. However, each is marketing to a particular niche. Telecom Productions, Inc. licenses a variety of brand name board games, including Monopoly(R), Trivial Pursuit(R) and Battleship(R). Promo-Travel represents a cruise line, various casino-theme properties, such as "Caesar's Palace," table games like "Let It Ride" and "Caribbean Stud" and the slot machine "Megabucks." More recently, Promo-Travel has attempted to secure entertainment-based licenses and has negotiated with several of the same license holders with whom we have had discussions and entered into agreements.
Promo Travel recently obtained the lottery license for the comic strip character Blondie. Several other companies have made one-shot or sporadic licensing efforts. To date, we have not failed to acquire the rights to any brand name or entertainment property that we have sought. However, it is possible that, as the potential for increased revenues rise, new competitors may enter this market that have considerably greater financial and other resources, experience and customer recognition than we do and may compete with us in both obtaining licenses to brand names or entertainment properties and supplying lottery products to the lottery jurisdictions.

     In addition, to the best of our knowledge, no other company has ever attempted to utilize substantial quantities of merchandise with a licensed lottery game. We have positioned ourselves to utilize such merchandise prizes. Between 1989 and 1996, the majority of our lottery business had been the distribution of videos, compact discs and audiocassettes as second-chance prizes. We distributed nearly five million such prizes and experienced little to no competition in this area of the business. See "-Risk Factors- Intense competition could reduce our market share."

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

     Steven M. Saferin, President, Chief Executive Officer and Director, founded MDIP in 1986. Its initial mission was the production and sale of quality drop-in or vignette programming (30-second programs produced in a donut format to allow an advertiser to insert its commercial in the "hole" of the donut). MDIP produced a series of vignettes which it sold to Fortune 500 companies, other nationally known companies and government agencies. In 1989, MDIP began the development of its first video premium promotion.

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

     We have begun to analyze opportunities presented by our current and potential products with international lotteries. Several of our current licenses permit us to market the property outside the United States. We have had discussions with certain of our other license holders about acquiring international rights on a country-by-country basis. We cannot assure you that such rights will be obtained. We are seeking full international rights, if appropriate, for all new properties and have acquired such rights for Elvis Presley(R) and the Hollywood Sign(R) and Hollywood Walk of Fame(R). We have commenced a limited international marketing effort and expect to expand this effort in the year ahead. We have signed our first non-North American license with the New South Wales, Australia Lottery which will be introducing an Elvis game. Although we will likely pursue opportunities with respect to international lotteries; such pursuits depend upon our evaluation of the costs of international fulfillment, including import and export duties, foreign taxation issues, currency exchange issues and the costs of marketing and developing our reputation in international lottery jurisdictions.

     We have also begun to investigate licensing opportunities outside the lottery industry. Specifically, we opened negotiations with license holders relative to licensing their properties for radio station promotions. We cannot assure you that such negotiations will be successful or, if successful, will result in the actual development and sale of such promotions.

     We are also evaluating other non-licensing entertainment related opportunities. Our contract arrangement with Mr. Ray Charles for advertising campaigns is an example of this type of additional promotional offering.

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

EMPLOYEES

     As of March 1, 2001, we had 18 full-time employees, approximately nine of whom were employed in the area of sales and marketing, three in operations and six in administration. Our employees are not represented by a union or governed by a collective bargaining agreement. We have entered into employment agreements with Steven M. Saferin and Kenneth M. Przysiecki. See "Executive Compensation-Employment Agreements." We have also entered into a consulting agreement with 1010 Productions, Inc., the president and sole shareholder of which is Linda Kesterson Saferin, spouse of Steven M. Saferin, and former employee, officer and director of MDIP. See "Certain Relationships and Related Transactions."

NASDAQ MAINTENANCE REQUIREMENTS:

     We have received a letter from Nasdaq to the effect that at the time of the letter, we were not in compliance with Nasdaq's maintenance requirements. We then submitted a plan of compliance to Nasdaq. Nasdaq has given us until April 16, 2001 to come into compliance with its rules. There can be no assurance that we will be in compliance by that date and that our common stock will remain listed on the Nasdaqs SmallCap Market. See "-Risk Factors- the trading of our securities on the Nasdaq SmallCap Market is uncertain."

FISCAL YEAR CHANGE:

     This transition report covering the seven months ending December 31, 2000 is our first filing on a calander year basis. We changed our fiscal year to a calendar year to ease many of the questions raised by shareholders and others as to our various reporting periods. The change will become effective January 1, 2001, and has resulted in the company having a seven month stub period that concluded on December 31, 2000. This seven month period has been audited and these results are included in this Form 10-KSB. The next Form 10-QSB is required to be filed 45 days after the three months ending March 31, 2001.

RISK FACTORS

     All forward-looking statements should be read with caution.
     -----------------------------------------------------------
          Statements in this Transition Report on Form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption "Risk Factors," that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

     We have had losses.
     --------------------
          We have incurred losses of $(2,211,051) and $(1,985,105) for seven months ended December 31, 2000 and the year ended May 31, 2000, respectively. We cannot assure you that we will operate profitably in the near future or at all.

     We have a negative net worth.
     ------------------------------
          We have a negative net worth of $(1,483,635) as of December 31, 2000. We cannot assure you that we will be able to operate profitably in the future or at all.

     We may continue to need financing or additional equity to meet our
     ------------------------------------------------------------------
     future capital requirements.
     ----------------------------
          As of December 31, 2000, our current liabilities (including "billings in excess of costs and estimated earnings on uncompleted contracts" totaling $2,888,985) exceeded our current assets by $2,850,352 and our total liabilities exceeded our total assets by $1,483,635. We raised $1,750,000 on August 4, 1999, through the sale of Series A Convertible Preferred Stock in a private sale to an investor. See Note (6) to the financial statements for details on this transaction. We raised an additional $750,000 from the issuance of a convertible subordinated debenture in September of 1999. See Note (4) to the financial statements for details on this transaction. In September 2000, we raised an additional $520,000 in the form of two short- term loans originally maturing on January 31, 2001 from our President and Chief Executive Officer, and from an unaffiliated individual. The loan from the unaffiliated individual of $260,000 was subsequently extended until May 15, 2001.

          In addition, we raised $200,000 in the form of short-term loans that mature on May 15, 2001 from unaffiliated third parties.

          However, we may require additional financing to meet our needs.
     We have not determined the amount we may seek to raise or the form of this financing (i.e. debt or equity). We cannot assure you that we will obtain additional financing for future operations or capital needs on favorable terms if at all.

     The trading of our securities on the Nasdaq SmallCap Market is uncertain.
     -------------------------------------------------------------------------
          The continued trading of our comon stock on the Nasdaq SmallCap Market is conditioned upon meeting certain asset, capital and surplus, earnings, and stock price requirements. To maintain eligibility for trading, we will be required to maintain the following:

          - net tangible assets in excess of $2,000,000, market capitalization in excess of $35,000,000 or net income (in the latest fiscal year or two of the last three fiscal years) in excess of $500,000;

          - a market value of shares held by non-affiliates of MDI in excess of $1,000,000;

          - a bid price of $1.00 per share; and

          - at least 300 round lot holders of the common stock.

          If we fail any of the tests, our common stock may be delisted from trading on the Nasdaq SmallCap Market. The effects of delisting include the limited releases of the market prices of our common stock and limited news coverage of us. Delisting may restrict investors' interest in our securities and materially adversely affect the trading market and prices for such securities and our ability to issue additional securities or to secure additional financing. See "-Nasdaq Maintenance Requirements."

     The Lottery Chanel is claiming that we bear all costs and expenses in
     ----------------------------------------------------------------------
     connection with the termination of our merger transaction with them.
     --------------------------------------------------------------------
          On November 7, 2000, we were notified that we had been named as a defendent in a complaint filed by The Lottery Channel, Inc. on November 2, 2000 in the Hamilton County, Common Pleas Civil Division, Cincinnati, Ohio, arising from our decision to terminate our merger agreement with Lottery Channel. Lottery Channel is seeking to recover $1,763,343.29 in costs and expenses, damages in excess of $25,000, attorney's fees and costs incurred in prosecuting the action, punitive damages and other relief to which it is entitled.

          We believe the lawsuit is without merit and are vigorously defending our position, and we asserted a variety of counterclaims against Lottery Channel, including a demand that Lottery Channel pay certain expenses under the termination provisions of our merger agreement.

          Notwithstanding the merits of the action, we may incur substantial costs defending the acton and there can be no assurance as to the outcome of any such litigation. See "Legal Proceedings."


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

     We depend on customer relationships with North American lotteries.
     -------------------------------------------------------------------
          Many of our licensing rights are currently limited to United States, North American or worldwide lotteries. There are currently 40 United States lotteries and five additional Canadian lotteries. The extremely limited potential customer base means that if any target lottery refuses to purchase a particular promotion from us or if it only uses a promotion once, there may be a significant negative impact on our revenue and earnings. The four state lotteries that purchased promotions accounting for the highest percentage of our revenues during the seven months ended December 31, 2000 were Wisconsin, New Jersey, Kentucky and Ohio with 29%, 23%, 10% and 10%, respectively. We cannot assure you that these lotteries will maintain the same level of promotions or that other lotteries will increase promotions beyond current levels, or enter into contracts with us at all.

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

     Existing stockholders are able to exercise control over us.
     ------------------------------------------------------------
          Our officers and directors beneficially own approximately 45% of the outstanding common stock and Steven M. Saferin owns approximately 34%. Our Certificate of Incorporation does not provide for cumulative voting for the Board of Directors. As a result, Steven M. Saferin and management have substantial influence over the election of a majority of our directors and the outcome of issues submitted to a vote of our stockholders. See "Security Ownership of Certain Beneficial Owners and Management."

     The loss of the services of Steven M. Saferin could harm our business.
     ----------------------------------------------------------------------
          Our success depends to a significant extent on the performance and continued service of Steven M. Saferin, an officer and director. MDI has entered into an employment agreement with Mr. Saferin which expires on August 8, 2002 or three years from the date we first file a registration statement with the SEC registering all of his shares, whichever is later. We do not carry key man insurance. See "Executive Compensation-Employment Agreements."

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

     Future sales of common stock by our existing stockholders could adversely
     --------------------------------------------------------------------------
     affect our stock price.
     ------------------------
          The market price of our common stock could decline as a result of sales of a substantial number of shares of our Common Stock in the market, or the perception that such sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of the date of this Form 10-KSB, we had 11,162,306 outstanding shares of Common Stock, as well as 444 shares of Series B Preferred Stock, convertible into 444,444 shares of common stock. Of these shares, 5,671,972 shares of Common Stock are freely tradeable, not including an aggregate of 8,279,408 shares(including shares underlying certain options, warrants and notes) which may be sold persuant to an effective registration statement.

          In March 2001, Scientific Games, Inc. converted its subordinated convertible debenture into 375,000 shares of common stock at a conversion rate of $2.00 per share.

          As of the date of this Form 10-KSB, options to purchase a total of 674,166 shares of our common stock are outstanding. Of such options, options to purchase 405,418 shares are currently exercisable. In addition, warrants to purchase a total of 2,383,656 shares of our common stock are outstanding and all of such warrants are exercisable.

          Shares issued upon the exercise of such options and warrants or conversion of the Series B Preferred Stock will be eligible for resale in the public market from time to time.

          We have filed a registration statement covering an aggregate of 2,373,621 shares inluding shares of our common stock issued upon conversion of our Series A Preferred Stock and subordinated convertible debenture and shares issuable upon the exercise of certain warrants. All shares covered by that registration statement are freely tradeable. If a large number of such shares are sold in the public market, the price of our common stock may fall.

     There are certain anti-takeover effects associated with the issuance of
     -----------------------------------------------------------------------
     "Blank Check" preferred stock.
     ------------------------------
          Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of "blank check" preferred stock, of which 2,027 shares has been designated Series A Preferred Stock. The Series A Preferred stock has been fully converted. A second issuance of 444 shares have been designated as Series B Preferred, all of which are currently outstanding. The Board of Directors, without stockholder approval, may fix all the rights of the preferred stock. The issuance of such stock could, among other results, negatively affect the voting power of the holders of common stock.

          Under certain circumstances, the issuance of the preferred stock would make it more difficult for a third party to gain control of us, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of our Common Stock. Such provisions may discourage attempts to acquire us.

          We have no arrangement, commitment or understanding with respect to the issuance of our preferred stock, other than with respect to the Series B Preferred Stock. We cannot assure you, however, that we will not, in the future, issue additional shares of preferred stock.

     We may be subject to certain risks by doing business internationally.
     ---------------------------------------------------------------------
          As we begin to market our properties to international lotteries and explore international lottery opportunities, we may be subject to certain risks associated with doing business over-seas, including the necessity of complying with local laws and regulations and political, economic and other uncertainties.

          In addition, because some of our existing and prospective customers deal predominantly in non-U.S. currencies, we are exposed to exchange rate risks, which may cause our financial results to suffer. The obligations of customers with substantial revenues in non-U.S. currencies may be subject to unpredictable and indeterminate increases in the event that those currencies lose value against the U.S. dollar. As a result of the risks in currency exchange, some of our revenues may decrease. Although we expect to invoice our sales of services in U.S. dollars, our prospective customers may derive their revenues in currencies other than U.S. dollars. These customers may also become subject to exchange control restrictions limiting their ability to convert their revenue currencies into U.S. dollars, in which case they may not be able to pay us in U.S. dollars.

          To date, our non U.S. business is principally done with Canada and for which we have experienced stable exchange rates during the time we have had ongoing contracts. We currently have no hedging contracts or other financial instruments outstanding which would mitigate the effect of a currency translation loss.



ITEM 2.  DESCRIPTION OF PROPERTY.

     We maintain our executive offices in approximately 5,179 square feet of space in Hartford, Connecticut pursuant to a lease expiring on December 31, 2004. We are renting an additional 1,200 square feet of space in the same building to conduct lottery drawings and for records storage. We do not have an option to renew. Monthly lease payments are approximately $7,018 per month.

ITEM 3.  LEGAL PROCEEDINGS.

     On November 7, 2000, we and our subsidiary, MDI Acquisition, Inc., were notified that we had been named as defendents in a complaint filed by the Lottery Channel, Inc. on November 2, 2000 in the Hamilton County, Common Pleas Civil Division, Cincinnati, Ohio, arising from our decision to terminate our merger agreement with Lottery Channel. Lottery Channel is seeking to recover $1,763,343.29 in costs and expenses, damages in excess of $25,000, attorney's fees and costs in prosecuting the action, punitive damages and any other relief to which it is entitled. We believe that the lawsuit is without merit and will vigorously defend our position, as well as assert a varity of counterclaims against Lottery Channel, including a demand that Lottery Channel pay certain expenses under the termination provisions of the merger agreement.

     The lawsuit alleges that we (i) breached the merger agreement by failing to fufill certain conditions necessary to obligate us to close the merger and by entering into an agreement with a competitor of Lottery Channel and (ii) breached our fiduciary duty to Lottery Channel by entering into an agreement with a competitor of Lottery Channel.

     The two conditions specifically cited in the complaint are the requirement of a $10 million investment by the National Broadcasting Company ("NBC"), the partial owner and strategic partner of Lottery Channel, and the raising of an additional $5 million in equity as part of a private placement.

     It is our position that the condition for NBC to invest $10 million, as well as to amend its stock purchase agreement with Lottery Channel, were conditions that Lottery Channel was obligated to, but did not fufill. The condition that $5 million in additional equity be raised was not satisfied by Lottery Channel for a varity of reasons, including the legislative environment relating to activities in Congress with respect to the Internet sale of lottery tickets and because of the change in financial markets relating to Internet companies. There can be no assurance as to the outcome of any such litigation.

     Steven M. Saferin, our President and Chief Executive Officer, has filed a complaint, in his individual capacity, against Roger W. Ach II, the President and Chief Executive Officer of LOttery Channel, seeking $108,000 as payment for a promissory note, due July 30, 2000. Also, on December 19, 2000, we filed a complaint in the United States District Court for the Southern District of New York against John Doe, seeking compensatory and punitive damages for defamation occurring on Internet message boards. There can be no assurance as to the outcome of any such litigation.See "Description of Business - Risk Factors-The Lottery Channel is claiming we bear all costs and expenses in connection with the termination of our merger transaction with them."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the seven month transitional period ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


PRICE RANGE OF COMMON STOCK

     Our Common Stock commenced trading on the OTC Bulletin Board on August 8, 1997 under the symbol "MDIH" and commenced trading on the Nasdaq SmallCap Market on July 18, 2000 under the symbol "LTRY." The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of common stock as reported by the OTC Bulletin Board under the symbol MDIH for periods prior to July 18, 2000 and under the symbol "LTRY" in the Nasdaq SmallCap Market for periods subsequent to July 18, 2000. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    CALENDAR YEAR 1999

             1st Quarter ...........................   $1.281        $  .531
             2nd Quarter ...........................   $1.625        $  .531
             3rd Quarter ...........................   $2.375        $ 1.125
             4th Quarter ...........................   $1.625        $  .688

    CALENDER YEAR 2000

             1st Quarter ...........................   $14.875       $ 1.375
             2nd Quarter ...........................   $10.062       $ 3.813
             3rd Quarter ...........................   $ 6.750       $ 2.031
             4th Quarter ...........................   $ 3.688       $  .781


     As of March 23, 2000, the high and low bid prices per share of Common Stock as reported by the Nasdaq SmallCap Market under the symbol LTRY were $1.6875 and $1.5312, respectively and there were approximately 1,201 holders of record of the Common Stock.

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

     We received gross proceeds of $1,750,000 on August 4, 1999 from the private sale to an investor of 2,027 shares of Series A Preferred Stock representing approximately 20% of our outstanding common stock on an as converted basis. The Series A Preferred stock had a liquidation preference of approximately $863 per share and paid a dividend at the rate of 5% per annum, payable in cash or common stock at our option and was convertible into an aggregate of 2,027,000 shares of common stock, subject to adjustment under certain circumstances. As of the date of this Form 10-KSB, all of the Series A Preferred stock has been converted into common stock and registered. The holders of the common stock converted from Series A Preferred stock continue to be entitled to certain rights of first refusal as to new securities issued by us, subject to certain exclusions.

     In connection with the placement, we paid Venture Partners Capital, LLC, a registered broker-dealer, a $140,000 cash fee and issued a seven-year warrant to purchase 566,875 shares of common stock at $1.31 per share.

ISSUANCE OF A SUBORDINATED CONVERTIBLE DEBENTURE

     On September 21, 1999, we issued a subordinated convertible debenture to Scientific Games, Inc. for $750,000. The Debenture bore interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture was convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares of common stock and was convertible at our option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock was registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeded $3.00 per share. As of the date of this Form 10-KSB, but subsequent to year end, the Debenture was converted in its entirety, however, as a condition of the early conversion, we will continue to make payments in lieu of interest until September 21, 2001.

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

     This subordinated debenture was converted into 375,000 shares of common stock on March 14, 2001. This is more fully discussed in the Recent Developments section and in the Subsequent Events footnote to the financial statements.

WARRANTS

     During the seven months ended December 31, 2000, we issued warrants to purchase 555,556 shares of common stock at an exercise price of $3.50 as part of our stock exchange agreement with eLot, Inc. We also issued warrants to purchase 100,000 shares of common stock at an exercise price of $4.56 in consideration for a licensing agreement and 910,205 warrants at exercise prices ranging from $.88 to $3.94 representing prepaid financing costs on certain short-term borrowing arrangements during the seven months ended December 31, 2000.

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


                                                               Seven months ended December 31, 2000 and December 31, 1999
                                                               ----------------------------------------------------------

                                                                  2000           %               1999            %
Total revenue                                                 $ 2,876,676      100.0%         $ 3,398,194      100.0%

Cost of revenues                                                1,745,499       60.7%           2,051,539       60.4%
                                                      ----------------------------------------------------------------------

   Gross profit                                                 1,131,177       39.3%           1,346,655       39.6%


Selling, general and administrative expenses                    2,297,475       79.9%           1,473,019       43.3%
                                                      ----------------------------------------------------------------------

   Operating loss                                              (1,166,298)     -40.6%            (126,364)      -3.7%

Interest expense                                                  125,259        4.4%              47,215        1.4%
Interest income                                                    (4,607)      -0.2%             (26,551)      -0.8%
Other expense                                                     923,001       32.1%                   -          -
                                                      ----------------------------------------------------------------------

     Loss before provision for income taxes                    (2,209,951)     -76.8%            (147,028)      -4.3%

Provision for income taxes                                          1,100        0.0%               2,000        0.1%
                                                      ----------------------------------------------------------------------

   Net loss                                                   $(2,211,051)     -76.9%         $  (149,028)      -4.4%
                                                      ======================================================================




Seven Months Ended December 31, 2000  Compared to the Seven Months Ended
- ------------------------------------------------------------------------
December 31, 1999
- -----------------

     The year ended December 31, 2000 reflects the results of the seven month stub period ended December 31, 2000 due to the change of our fiscal year end. Therefore, these results are compared to the comparable seven months ended December 31, 1999 for the purposes of comparability.

     Results for the seven month fiscal year ended December 31, 2000 reflected a net loss of $(2,211,051) compared to a net loss of $(149,028) for the comparable seven months ended December 31, 1999. The net loss was attributable to three major factors. First, we wrote down our investment associated with our strategic alliance with eLot, Inc. Unfortunately, due to the continued market decline of the eLot stock, we wrote it down to current market value. As of December 31, 2000, we had not sold any of this stock, therefore the write down is only to recognize the market decline. This write down amounted to $807,400.

     Second, this seven month period reflects the final remenants of our lack of sales focus on our core business during the pendency of the now terminated merger with the Lottery Channel. The lead time to rebuild the proper backlog of significant new business is now complete and our backlog has now reached $16,221,565 as of March 23, 2001 as compared to $5.9 million as of May 31, 2000. We began recognizing revenue from this backlog (and thus revenue) during the first quarter of calendar year 2001. Actual revenue recognition for these contracts will vary depending on actual launch dates and the duration of the game, which is determined by the applicable lottery jurisdiction, but we are greatly encouraged by the backlog and diverse properties it represents.

     Third, Selling General and Administrative expenses have increased
$824,456 over the same period last year. A portion of this increase was attributable to restructuring our sales organization to a regional format to better present our growing inventory of licensed properties to the lottery industry. Salaries, employee benefits and increased consulting fees for additional sales/marketing resources totaled $296,800 more than the same period last year. These added resources and restructuring have contributed to building the sales backlog of $16,221,565.

     Convention and marketing expenses to showcase and present our licensed properties to the individual lotteries and lottery industry at annual and regional conventions increased by $287,400 over the same period last year. This includes a $100,300 of NASPL (National Association of State and Provincial Lotteries) convention costs.

     Legal, accounting, financial consulting and investor relations fees increased by $312,000 over the same period last year. This increase was primarily due to the noncapitalizable expenses, significant SEC reporting requirements and litigation expense in this period versus the same period last year. In the seven months ended December 31, 2000, we filed two current Form 8-K reports, a registration statement, a prospectus supplement, two quarterly reports on Form 10-QSB filings and our annual 10-KSB filing. Additional legal and consulting expenses were incurred to review and prepare loan proposals, draft and review our strategic alliance and stock exchange agreements with eLot and pursue litigation relating to our lawsuit with The Lottery Channel.

     Revenue during the seven month short fiscal year was $2,876,700 compared to $3,398,100 for the comparable period ended December 31, 1999. This is an 15.3% decrease in revenue. In the first quarter of our new fiscal year ending December 31, 2001 we began recognizing revenue from our $16,221,565 backlog. We are projecting approximately the same revenue for the first quarter alone as we did in the entire seven month stub period.

     Sales for the seven month period ended December 31, 2000 were derived primarily from sales of three entertainment-based or branded name properties.
Of the total revenue of $2,876,700, approximately 35.6% represented Harley-Davidson(R), 12.2% represented NASCAR(R) drivers and 10% represented Wheel of Fortune(R). The remaining 42.2% of revenue was derived from from 11 other entertanment-based or branded name properties indicating the acceptability of the wide range of our offerings of licensed brands.

     Cost of Sales as a percentage of revenue remained consistent with 60.7% for the seven month period ended December 31, 2000 compared to 60.4% for the same period ended December 31, 1999. This improvement in reduced costs contributed to achieving our Gross Profit goal of 40% or greater.

     As a result of this cost of revenue percentage, we achieved a gross profit of 39.3% for the seven month period ended December 31, 2000 compared to 39.6% for the same period ended December 31, 1999.

     Selling, general and administrative expenses totaled $2,297,500 for the seven month period ended December 31, 2000 compared to $1,473,019 for the same period ended December 31, 1999. This $824,500 increase was discussed above as the "third" significant item contributing to our overall loss for the seven month period ended December 31, 2000.

     The operating loss was $(1,166,300) (40.6% of revenue) for the seven month period ended December 31, 2000 compared to $(126,364)(3.7% of revenue) for the same period ended December 31, 1999. This was principally due to the factors described above.

     Interest expense was $125,300 for the seven month period ended
December 31, 2000 compared to $47,200 for the same period ended December 31, 1999. This increase in interest expense is attributable to new loans obtained in the second quarter more fully discussed in "Liquidity and Capital Resources".

     There was $4,600 of interest income for the seven month peeriod ended December 31, 2000 compared to $26,600 for the same period ended December 31, 1999. This decrease is related to the decrease in our cash position as compared to last year which is specifically related to the transactions discussed in "Liquidity and Capital Resources" occurring last year.

     Other expenses totaled $923,000 for the seven month period ended December 31, 2000 compared to $0 for the same period ended December 31, 1999. Two items comprised this total of $923,000. The first was the cost of 100,000 penalty shares of common stock issued as a result of not timely filing a registration statement covering restricted stock issued in January 2000 in a stock for debt exchange to improve our cash flow. The cost attributable to those shares was $115,601. These shares could not be registered on a timely basis due to the ongoing merger negotiation with The Lottery Channel.

     The remaining $807,400 was due to the write-down of our investment in eLot, Inc. stock which was discussed above as the "first" significant item contributing to our overall loss for the seven month period ended
December 31, 2000.

     For the reasons set forth above, we had a loss before taxes of $(2,209,951) for the seven month period ended December 31, 2000 compared to a loss before taxes of $(147,028) for the same period ended December 31, 1999.

        The calculation of an ($.27) loss per share for the seven months ended December 31, 2000 includes a ($.04) loss per share related to the accounting treatment required to record the stock exchange transaction with Elot, executed on November 1, 2000. Notwithstanding the effects of this transaction the loss per share would have been ($.23) for the seven months ended December 31, 2000.

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

        This is a non-cash transaction required by generally accepted accounting principles. Although this computation affects retained earnings rather than this period's operations, the transaction must be reflected in the calculation of earnings per share in the period in which the transaction takes place.
Had this transaction not occured the loss per share would have been ($.23).

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had cash and cash equivilents of $528,200 compared to $313,400 as of May 31,2000. This improved cash position was in part due to receiving $200,000 in loan proceeds during December 2000.

     On November 28, 2000, we and our wholly owned subsidiary, Media Drop-In Productions, entered into Loan Agreements with unrelated parties totaling $125,000, the proceeds of which were received in December 2000. Pursuant to the Loan Agreements, Media Drop-In may borrow up to an additional $855,000 on the same terms as the Loan Agreements. As of December 18, 2000, Media Drop-In received additional loans of $75,000 from additional unrelated parties. The loans will be used for working capital purposes.

     The lenders each received a convertible note, due on May 15, 2001, in the principal amount of their respective loan amounts. The convertible notes are secured by a security interest in all of Media Drop-Inc.'s assets. The convertible notes bear interest at a fixed rate of 12% per annum, subject to a late charge equal to 5% of any installment of interest or principal which is not paid by Media Drop-In within 10 days of the due date. The principal outstanding balance of the convertible notes may be converted into common stock at a conversion price of $2.25. In the event of a default on the loans, including the failure to pay interest when due after a 10-day opportunity to cure, the outstanding principal balance of the loans will bear interest at the rate of 24% per annum (the "Default Rate"). If Media Drop-In fails to pay the principal and interest on the maturity date of any of the convertible notes, the Default Rate will be applied to the principal balance of such notes retroactive to their issue date. Pursuant to a Guaranty secured by a security interest in substantially all of our assets, we have guaranteed all of the obligations of Media Drop-In to the lenders. In connection with the loans, the Lenders received 3-year warrants to purchase an aggregate of 40,000 shares of our common stock at a purchase price of $1.75 per share.

     Pursuant to a previous Loan Agreement, dated September 28, 2000, between Robert R. Sparacino, Steven M. Saferin, our President and Chief Executive Officer and Media Drop-In, we were required to obtain the consent of Sparacino and Saferin prior to entering into the Loan Agreements. In exchange for obtaining such consent from Mr. Sparacino, we agreed to issue to Mr. Sparacino and his designees 5-year warrants to purchase 50,000 shares of our common stock at a purchase price of $1.75 per share. Mr. Sparacino also agreed to extend the maturity date of his promissory note until May 15, 2001. Mr. Saferin did not receive any consideration for giving his consent.

     In connection with the Loan Agreements, we have agreed that we will not, among other things, (i) merge or consolidate with, or sell, assign, lease or otherwise dispose of all or substantially all of our assets or acquire all or substantially all of the assets or business of any entity without the lenders' prior written consent; (ii) sell, lease, assign, transfer or otherwise dispose of any of our assets owned at or after November 28, 2000, subject to certain exceptions; (iii) enter into any transactions with any affiliate, subject to certain exceptions; (iv) incur indebtedness, subject to certain exceptions (including the ability to borrow up to an additional $780,000 on the same terms as the Loan Agreements); and (v) cause or suffer to permit any liens to be placed on any of our assets which secure the loans, subject to certain exceptions (including liens securing indebtedness up to $780,000).

     As of December 31, 2000, we had net working capital deficit of $2,850,400. However within current liabilities is $2,889,000 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., revenue which we have already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise before a game drawing occurs). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and subsequent fulfillment costs relative to this revenue which approximates 50% of this revenue. Without such liability, working capital deficit would have been $1,405,900.

     As a further continuing effort to improve working capital in January 2001, we negotiated a stock for fees exchange with two of our law firms and our investment banking firm. The cash flow savings from this exchange totaled $364,410. See footnote 9 (Subsequent Events) of our financial statements for further discussion.

     Our indebtedness as of December 31, 2000 was $1,508,100, including a convertible subordinated debenture with an outstanding balance of $553,125. Such debenture was converted into common stock on March 14, 2001, an installment note payable to our President and Chief Executive Officer of $229,000, a short-term note of $260,000 to our President and Chief Executive Officer and short-term notes of $460,000 to unrelated individuals. The short-term notes above were obtained to bridge our immediate cash flow needs as our new games launch. The short-term notes all mature on May 15, 2001. These notes will be paid from the proceeds of an equity offering currently being negotiated.

     We do not have any material capital commitments and do not currently anticipate making any substantial expenditure other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued FASB No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of SFAS No. 133." This has resulted in the deferral of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 138, is not expected to have an impact on our financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition. We adopted SAB No. 101 on January 1, 2000. Adoption of SAB No. 101 did not have an effect on our operating results or financial position.

ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Transition Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

              Our directors and executive officers are as follows:

       Name                     Age               Position
       ----                     ---               --------
Steven M. Saferin               52        President, Chief Executive Officer and
                                          Director
Kenneth M. Przysiecki           56        Chief Financial Officer, Secretary and
                                          Director
Robert J. Wussler               64        Director
S. David Fineman                55        Director
Todd P. Leavitt                 50        Director
William G. Malloy               54        Director
Charles W. Kline                41        Vice President of Sales and Marketing
Robert R. Kowalczyk             53        Vice President and General Manager
Jonathan Betts                  40        Executive Vice President of Finance

COMMITTEES

     The Board of Directors at their April 27, 1999 quarterly meeting established the following committees and appointed members:

Audit Committee:                S. David Fineman
                                Robert J. Wussler

Compensation Committee:         Steven M. Saferin
                                Todd P. Leavitt

Executive Committee:            Steven M. Saferin
                                S. David Fineman
                                Kenneth M. Przysiecki

BIOGRAPHIES

Steven M. Saferin
- -----------------

     Mr. Saferin has been the President, Chief Executive Officer and a member of our Board of Directors since August 1997. Since January 1986, Mr. Saferin has been President and Chief Executive Officer of MDIP, which today is our wholly owned subsidiary. In this capacity, Mr. Saferin has been primarily responsible for product development, marketing and sales. Mr. Saferin conceived and led MDIP's entry into the lottery industry and has since been the key employee in revising, refining and creating new products and marketing initiatives for us to offer to the lottery industry. Prior to founding MDIP, Mr. Saferin was Director of Program Acquisitions at ESPN from 1982 to 1986. He supervised a 16 person department in the areas of product acquisition and scheduling. From 1978 to 1982, Mr. Saferin was active in cable television franchising as a Vice President with both Viacom Communications and Warner Amex Cable. In those capacities, he supervised cable television franchising activities in dozens of major markets. Prior to entering business, Mr. Saferin was an Attorney-Advisor to the Cable Television Bureau of the Federal Communications Commission, as well as a member of the law department at Viacom International, Inc. Mr. Saferin received a B.A. in journalism from American University and received his J.D. after attending the Georgetown University and the University of Maryland Schools of Law.

Kenneth M. Przysiecki
- ---------------------

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


Robert J. Wussler
- -----------------

     Mr. Wussler has been a member of our Board of Directors since August 1997. He was formally President, Chief Executive Officer and Chairman of the Board of Directors of U.S. Digital Communications, Inc., a telecommunications company. He has also been President and Chief Executive Officer of The Wussler Group, which owns several telecommunications ventures, since February 1992. From June 1995 to June 1998, Mr. Wussler served as President and Chief Executive Officer of Affiliate Enterprises, Inc., a privately held company which acts as the syndication branch of 51 media companies. Prior to his current activities he was the President and Chief Executive Officer of Comsat Video, the international satellite telecommunications company from 1990 to 1993. Mr. Wussler is one of the founders of CNN (Cable News Network) having founded the network when he was Senior Executive Vice President with Turner Broadcasting from 1980 to 1990. During his tenure with Turner Broadcasting, he was also President of the Atlanta Braves professional baseball team and the Atlanta Hawks professional basketball team. Prior to joining the Turner organization, Mr. Wussler was President of Columbia Broadcasting System (CBS) Television, a position he attained from his start in the CBS mailroom. Mr. Wussler is also an independent business consultant having directed such projects as the establishment of a French-Kuwaiti television network in 1993 and the acquisition of MetroMedia Enterprises. He was the founding Chairman of International TelCell which later became a part of MetroMedia International Group in 1993. Mr. Wussler also advised and guided the first African American professional basketball ownership group in the finance, purchase, management and resale of the Denver Nuggets franchise of the National Basketball Association. Mr. Wussler also serves on the Board of Directors of Streammedia Communications, Inc., Converge Global, Inc., Visual Display and TIS Worldwide.

S. David Fineman
- ----------------

     Mr. Fineman has been a member of our Board of Directors since November 1998. He is the managing attorney and founder of Fineman & Bach, P.C., a Philadelphia, PA law firm since 1986. Mr. Fineman represents a variety of clients, including governmental authorities and private clients dealing with the government. He has an active litigation practice and represents clients throughout the United States and Japan in both the Federal and State courts. Mr. Fineman has served as special counsel to the Philadelphia Parking Authority, the Secretary of Banking of the Commonwealth of Pennsylvania, and the Insurance Commissioner of the Commonwealth of Pennsylvania. In 1995, he was nominated by President Clinton and confirmed by the United States Senate to a nine-year term on the Board of Governors of the United States Postal Service, a nine member Board which directs and controls the expenditures, reviews practices and policies, and establishes basic objectives and long-range goals for the Postal Service. He presently serves as its vice chairman and as chairman of its strategic planning committee. In 1994, Mr. Fineman was appointed to the Industry Policy Advisory Committee, a CEO-level committee which advises the Secretary of Commerce and the U.S. Trade Representative on international trade policy issues. Mr. Fineman received a B.A. from American University and received his J.D., with honors, from George Washington University Law School.


Todd P. Leavitt
- ---------------

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

William G. Malloy
- ------------------

     Mr. Malloy has been a member of the Board of Directors since September 1999. Prior to the merger of Autotote and Scientific Games, Inc.(NYSE: SG), Mr. Malloy was Chairman of the Board, President and Chief Executive Officer of Scientific Games Holdings Corp. (NYSE:SG) Scientific Games is a $230 million per year publicly held company in the international lottery industry. Scientific Games' core strengths include marketing and the application of advance computer technology to complex printing processes and customer support systems. Prior to becoming the Scientific Games' President and Chief Executive officer in December 1990, Mr. Malloy was the company's Vice President, Treasurer and Chief Financial Officer from 1988 to 1990. Prior to joining Scientific Games, Mr. Malloy held several positions from 1975 to 1987 with Bally Manufacturing Corporation, Scientific Games' former parent company. His various responsibilities included sales, finance, planning, operations and information systems. Mr. Malloy has directed various manufacturing, distribution, financing and service businesses. Industry groups with which he has experience include consumer durable goods, vending, commercial video amusement, printing, regulated gaming and software development. In addition, he is a seasoned international businessman and has extensive experience with various government regulated procurement processes. Mr. Malloy also serves on the Board of Directors of the Upper Chattahoochee Riverkeeper. Mr. Malloy received his Bachelor of Science degree in Business Administration from Northern Illinois University and his Master of Science in Management (MBA) from Northwestern University's J. L. Kellogg Graduate School of Management in Evanston, Illinois.

Charles W. Kline
- ----------------

     Mr. Kline joined us as Vice President of Sales and Marketing in February 1998. Prior to joining us, Mr. Kline was Executive Director of the Pennsylvania State Lottery, the nation's sixth largest lottery from 1992 to 1997. As Executive Director, Mr. Kline oversaw the entire $1.7 billion sales operation. During his five year tenure, Mr. Kline was credited with not only reversing a 3-year slide in sales, but also engineering and implementing a program that caused the lottery to undergo five consecutive years of sales growth. Prior to this post, Mr. Kline served in a variety of key positions in state government. Mr. Kline received a B.A. in Public Service and a Masters in Public Administration, both from the Pennsylvania State University.


Robert R. Kowalczyk
- -------------------

     Mr. Kowalczyk joined us as Vice President and General Manager in November 1997. Prior to joining us, Mr. Kowalczyk was Vice President and Management Supervisor of Yaffe and Company Advertising of Southfield, Michigan from 1995 to 1997. At Yaffe, Mr. Kowalczyk supervised the $10 million advertising and promotions account and aided the product planning for the Michigan State Lottery. Mr. Kowalczyk also supervised the agency's business development and research functions, and participated in the account planning and management for clients, including health care, financial services and various retail chains. Prior to his time in Michigan, Mr. Kowalczyk managed product planning and marketing, research and the $32 million advertising and promotional budgets for the Florida Lottery from 1991 to 1995. Under his direction, the lottery reversed a decline in sales growth in the instant ticket product category. Previous to that, Mr. Kowalczyk was the Marketing Director for the Ohio Lottery Commission from 1987 to 1991. He successfully expanded the entire lottery market by introducing instant scratch-off game marketing strategies that have been emulated by virtually every lottery in the years that followed. During his tenure, Ohio Lottery sales increased an average of 16% per year, instant ticket sales increased 58% per year and profitability increased at the rate of 4% per year. Mr. Kowalczyk received his Associate Degree from Lorain County Community College and earned his Executive M.B.A. from the Weatherhead School of Management, Case Western Reserve University, Cleveland, Ohio.

Jonathan D. Betts
- -----------------

     Jonathan D. Betts joined us as Executive Vice President of Finance on October 13, 2000. Mr. Betts is a founder and principal of Venture Partners since 1986. He focuses and provides expertise in financial restructuring, capital raising, mergers and acquisitions, joint ventures and strategic relationships. He was previously associated with Technology Transitions Incorporated, a technology venture capital firm and provided managerial and financial consulting services in both turnaround and high growth situations. He has a Bachelor Degree in Electrical Engineering from Boston University.

     Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and our other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the seven months ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that Jonathan Betts filed an initial report of ownership late, Charles Kline and Kenneth Przysiecki each filed one report covering one transaction late and Robert Kowalczyk filed two reports covering an aggregate of two transactions late.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for services in all capacities for the seven months ended December 31, 2000 paid to Steven M. Saferin, President and Chief Executive Officer and a director, Kenneth
M. Przysiecki, Chief Financial Officer, Secretary and a director, Robert R. Kowalczyk, Vice President and General Manager, and Charles W. Kline, Vice President of Sales and Marketing No other executive officer received annualized compensation exceeding $100,000 during the seven months ended December 31, 2000.




SUMMARY COMPENSATION  TABLE



NAME AND PRINCIPAL        FISCAL                                               LONG-TERM COMPENSATION
    POSITION               YEAR(1)    ANNUAL COMPENSATION                                AWARDS

                                   SALARY        BONUS        OTHER ANNUAL    RESTRICTED    SECURITIES   LONG-TERM      ALL OTHER
                                                              COMPENSATION       STOCK      UNDERLYING   INCENTIVE     COMPENSATION
                                                               (2) AND (3)      AWARD (S)     OPTIONS/     PLAN            (4)
                                                                                                SARS      PAYOUTS
- ------------------------------------------------------------------------------------------------------------------------------------
Steven Saferin            2000(5,6)$201,212           -                  -            -           -          -           $6,867
President/CEO and         2000(6)  $330,750           -           ($57,534)(7)        -           -          -           $4,374
Director                  1999(6)  $300,000           -          ($154,885)(7)        -           -          -           $5,029
                          1998(6)  $300,000           -           $114,885            -           -          -           $3,654

Kenneth M. Przysiecki,    2000(5,8) $84,792      $1,000            $20,032            -           -          -           $5,132
Chief Financial Officer,  2000     $143,500      $5,000            $23,087            -           -          -           $3,990
Secretary and Director,   1999     $136,000      $4,000            $29,084            -           -          -           $4,080
                          1998     $102,000      $2,500            $37,106            -           -          -           $3,030

Robert R. Kowalczyk,      2000(5,8) $68,333      $7,000                  -            -           -          -           $4,718
Vice President and        2000     $114,000     $20,181                  -            -           -          -           $3,169
General Manager           1999     $104,000      $2,300                  -            -           -          -           $3,120
                          1998      $69,238           -                  -            -           -          -           $1,200

Charles W. Kline,         2000(5,8) $67,333     $28,776                  -            -           -          -           $1,995
Vice President of         2000     $114,000      $2,500                  -            -           -          -           $3,560
Sales and Marketing       1999     $108,000      $2,000                  -            -           -          -             $540
                          1998      $29,077           -                  -            -           -          -                -



(1) Fiscal year refers to the year ending May 31, 1998, 1999 or 2000, as the case may be, except as indicated below.

(2) Represents revenue-based commissions accrued pursuant to employment agreements. As of May 31, 2000, $9,092 of accrued commissions were owed to Mr Przysiecki. Mr Saferin waived commissions owed him under his employment agreement for the fiscal year ended May 31, 2000.

(3) Excludes prerequisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which, in the aggregate, did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

(4)     Represents amounts contributed pursuant to our 401(k) Savings Plan.

(5)     Represents seven month shortened fiscal year ended December 31, 2000.

(6) Excludes amounts paid to Mr. Saferin's mother and the company owned by his spouse. Such amounts equaled $64,169 for the seven months ended December 31, 2000 and aggregated $110,000 in each of fiscal years ended December 31, 2000, 1999, 1998.

(7) Such amount reflects a waiver of commissions previously owed to Mr. Saferin that he has relinquished.

(8) Compensation paid for the the seven months ended December 31, 2000, which, on an annualized basis would exceed $100,000.

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

     The Plan is administered by the Board of Directors or a committee thereof (the "Plan Administrator"), which determines, among other things, those individuals who receive options or awards, the time period during which the options may be partially or fully exercised, the terms of the restrictions, if any, on awards, the number of shares of Common Stock issued as an award or issuable upon the exercise of each option and the option exercise price and the award and repurchase prices.

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

     As of March 1, 2001, we have issued options to purchase all 800,000 shares of Common Stock under the Plan, which includes grants to (1) the Chief Executive Officer and President for options to purchase 225,000 shares of Common Stock, (2) other executive officers for options to purchase 80,000 shares of Common Stock, (3) employees for options to purchase 62,500 shares of Common Stock and (4) three outside directors for options to purchase a total of 432,500 shares of Common Stock. As of such date, options to purchase 317,500 shares of Common Stock have been issued to two directors outside of the Plan. As of March 1, 2001 options to purchase 166,668 shares were exercised pursuant to the Plan. 161,062 resulting shares were issued to the participants as a result of exercising their options. The difference between the number of shares issued and the number of options exercised was attributable to the "cashless" exercise of options by participants.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the Plan. As of March 1, 2001 there are 14,167 such shares available.

401(k) SAVINGS PLAN

     In fiscal 1996, we adopted a 401(k) savings plan whereby participants can elect to defer up to a specified maximum of their compensation and we will match their contribution up to 3% of the employee's base salary. For the seven months ended December 31, 2000 we contributed $12,943 to the plan and for the seven months ended December 31, 1999 we contributed $10,777 to the plan. In fiscal years ended May 31, 2000 and May 31, 1999, we contributed $19,631 and 14,687 to the plan, respectively.

EMPLOYMENT AGREEMENTS

Steven M. Saferin

     MDI entered into an employment agreement with Mr. Saferin, guaranteed by us, which expires on the later of August 8, 2002 or three years from the date we first file a registration statement with the SEC registering all of the shares of common or preferred stock owned by Mr. Saferin, and our shares are being traded on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market. See "Description of Business-Risk Factors-The loss of the services of Steven M. Saferin could harm our business." Pursuant to his employment agreement, Mr. Saferin receives an annual base salary of $300,000, which may be increased each year in an amount between 5% and 10% of the salary of the immediately preceding year. In addition, Mr. Saferin is entitled to a bonus equal to 2% of the gross revenues, up to a maximum amount of $335,000 over the term of the agreement. The employment agreement is terminable by MDIP for "good cause" and by Mr. Saferin for "good reason" upon the occurrence of certain events. In the event that MDIP terminates Mr. Saferin's employment without "good cause" or Mr. Saferin resigns for "good reason," MDIP shall pay an amount equal to the present value sum of the salary fixed at the salary rate on the date of termination or resignation which Mr. Saferin would have received through August 7, 2002 had his employment not been terminated. The agreement does not contain any terms regarding non-competition after the termination of Mr. Saferin's employment.

Kenneth M. Przysiecki

     MDI and Mr.Saferin have entered into an employment agreement with Mr. Przysiecki, as amended, renewable yearly starting from October 1 of each year. Pursuant to his employment agreement, Mr. Przysiecki receives an annual base salary of $136,000, which may be increased each year. Mr. Przysiecki is entitled to a bonus equal to 0.5% of all trade revenue. Mr. Przysiecki's employment may be terminated by him or MDIP at any time upon sixty days' prior written notice. However, if employment is terminated by MDIP upon notice, or because of Mr. Przysiecki's death or disability, Mr. Przysiecki is entitled to severance pay equal to one year of his current base salary. The employment agreement provides that Mr. Przysiecki will not compete with MDIP in North America for eighteen months after the termination of his employment. A state court, however, may determine not to enforce such non-compete clause as against public policy.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


PRINCIPAL STOCKHOLDERS

     The following table sets forth information known to us, as of March 8, 2001, regarding the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of the Common Stock, (ii) each of our directors and the Named Executive Officers, as defined in Item 6, and (iii) all directors and executive officers of as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.


                                     NUMBER OF SHARES               PERCENT
NAME OF BENEFICIAL OWNER (1)        BENEFICIALLY OWNED             OF CLASS (2)

Steven M. Saferin                         3,870,169(3)                34.2%
Kenneth M. Przysiecki                       240,600                    2.1%
Charles Kline                                15,059(4)                 0.1%
Robert R. Kowalczyk                          20,000(5)                 0.2%
Jonathan Betts                            1,254,423(6)                10.1%
Todd P. Leavitt                             100,000(7)                 0.9%
S. David Fineman                            100,000(8)                 0.9%
William G. Malloy                            60,599(9)                 0.5%
International Capital Partners, LLC       1,260,094                   11.3%
Scientific Games, Inc.                      708,333                    6.3%
eLot, Inc.                                1,000,000(10)                8.2%
Venture Partners Capital, LLC             1,203,448(11)                9.7%
All directors and executive
officers as a group (8 persons)           5,660,850                   44.6%


(1)     The address for Messrs. Saferin, Przysiecki, Kline, Kowalczyk,
        Betts, Leavitt, Fineman and Malloy is c/o MDI Entertainment, Inc., 201 Ann Street, Hartford, Connecticut 06103. The address for International Capital Partners, LLC is c/o Foley, Hoag & Eliot, LLP, One Post Office Square, Boston, MA 02109. The address for Scientific Games, Inc. is 1500 Bluegrass Lakes Parkway, Alpharetta, GA 30004. The address for eLot, Inc. is 301 Merritt Corporate Park, Norwalk, CT 06851. The address for Venture Partners Capital LLC is Mill Crossing, P.O. Drawer 9, Kensington, CT 06037.

(2) Shares of Common Stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of Common Stock are exercisable or convertible within 60 days of the date of this Form 10-KSB.

(3) Includes 150,000 shares of Common Stock which are subject to currently exercisable options.

(4) Includes 6,667 shares of Common Stock which are subject to currently exercisable options and 1725 shars of Common Stock held jointly with his spouse.

(5) Includes 10,000 shares of Common Stock which are subject to currently exercisable options.

(6) Includes 500 shares of Common Stock beneficially owned directly by a profit sharing plan for which Mr. Betts is the trustee. Also includes 1,203,448 shares of Common Stock issuable upon the exercise of warrants, held by Venture Partners Capital, LLC, of which Mr. Betts is an affiliate. (See note 11 below.) Also includes 50,000 shares of Common Stock held by Venture Partners, LTD, of which Mr. Betts is an affiliate.

(7) Includes 50,000 shares of Common Stock beneficially owned directly by the Leavitt Family Trust and 50,000 shares of Common Stock which are subject to currently exercisable options.

(8) Includes 50,000 shares of Common Stock which are subject to currently exercisable options.

(9) Includes 49,999 shares of Common Stock which are subject to currently exercisable options. Mr. Malloy, who was President and Chief Executive Officer of Scientific Games Holdings Corp. until its acquisition by Autotote Corporation on September 7, 2000, is currently a consultant to Autotote Corporation. Scientific Games beneficially owns 708,333 shares of Common Stock.

(10) Includes 444,444 shares of Common Stock issuable upon conversion of 444 shares of Series B Preferred Stock and 555,556 shares of Common Stock issuable upon the exercise of warrants.

(11) Represents 1,203,448 shares of Common Stock issuable upon the exercise of warrants.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Many of the following transactions occurred before, or as a result of, the reverse mergers of MDIP and MDIM with and into us in August 1997.

     Since August 1994, our subsidiary, MDIP, has retained 1010 Productions, Inc. ("1010") to consult in the areas of trade show activities, software development, systems design, purchasing and product fulfillment. The president and sole shareholder of 1010 is Linda Kesterson Saferin, spouse of Steven M. Saferin, and former employee, officer and director of MDIP. 1010 is currently paid $8,167 per month plus expenses and is retained until December 31, 2000 pursuant to its current consulting agreement with us. This agreement is in the process of being extended.

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

     In October 1999, William G. Malloy was invited to join our Board of Directors. Mr. Malloy was President and Chief Executive Officer of Scientific Games, Inc. which executed a strategic alliance with us. In connection with such alliance, Scientific Games purchased a $750,000 convertible subordinated debenture from us. In addition, Steven M. Saferin sold 333,333 shares of Common Stock held by him to Scientific Games. Scientific Games was acquired by Autotote Corporation on September 7, 2000. Mr. Malloy is currently a consultant to Autotote Corporation.

     On January 19, 2000, Steven Saferin exchanged a portion of his stock for a note held by a third party and made by us with a remaining principal of $316,038. The note bears interest at 8% per annum and is payable in monthly installments of $14,300 with a final payment date of December 1, 2001.

     On May 31, 2000, Steven Saferin loaned the President and Chief Executive Officer of The Lottery Channel, Inc. $108,000 personally for the operational needs of The Lottery Channel and to facilitate the then proposed merger. Mr. Saferin received a promissory note bearing interest of 11% per annum.

     On September 1, 2000 Steven Saferin loaned us $260,000 and received a note payable on demand, bearing interest at a rate of 10% per annum. On September 8, 2000, as part of a loan transaction, the note was replaced with a note secured by substantially all of our assets, payable on January 31, 2001, which bears interest at a rate of 10% per annum. This note has been extended to May 15, 2001.

     During the seven months ended December 31, 2000 the Company paid Venture Partners, Ltd., a financial consultant, $90,000 and received warrants to purchase 807,000 shares of common stock at an exercise price of $.88 per share. During the same period in 1999 Venture Partners, Ltd. was paid $25,425 and received warrants to purchase 792,895 shares of common stock at exercise prices ranging from $1.25 to $1.31 per share. Jonathan Betts, our Executive
Vice President of Finance, is a principal of Venture Partners.

     Steven M. Saferin is entitled to a commission equal to 2% of our gross revenue, persuant to his employment agreement. Mr. Saferin waived the right to approximately $57,534 and $67,964 of commissions for the seven months ended December 31 2000 and 1999, respectively.

    On March 20, 2001 Steven M. Saferin guaranteed our $742,800 performance bond provided to the California lottery.

  ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)   Exhibits

No.      Description

3.1 Certificate of Incorporation of MDI Entertainment, Inc. (f/k/a Puff Process Inc.) dated December 29, 1994, as amended.(2)
3.2 Certificate of Amendment to the Certificate of Incorporation of MDI Entertainment, Inc. dated February 28, 1999.(3)
3.3 Amended and Restated By-Laws of MDI Entertainment, Inc. dated April 27, 1999.(5)
3.4 Certificate of Designations, Preferences and Rights of Series A Preferred Stock, dated August 4, 1999.(4)
3.5 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, dated November 1, 2000.(10)
4.1 Registration Rights Agreement dated August 8, 1997, between MDI Entertainment Inc., Steven M. Saferin and Agostino T. Galluzzo.(1)
4.2      1998 Stock Option and Award Plan, dated September 22, 1998.(1)
4.3 Registration Rights Agreement dated August 4, 1999 between MDI Entertainment, Inc. and International Capital Partners, LLC.(4)
4.4 Stock Purchase Agreement dated August 4, 1999 between MDI Entertainment , Inc. and International Capital Partners, LLC.(4)
4.5 Convertible Subordinated Debenture Purchase Agreement dated September 21, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
4.6 Convertible Subordinated Debenture dated September 21, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
4.7 Purchase Agreement dated September 21, 1999 between Steven M. Saferin and Scientific Games, Inc. (6)
4.8 Stockholders' Agreement dated as of January 26, 2000 between MDI Entertainment, Inc., MDI Acquisition, Inc. and certain parties listed therein. (7)
4.9 Stockholders' Agreement dated January 26, 2000 between The Lottery Channel, Inc. and certain parties listed therein. (7)
4.10 Letter Agreement dated January 26, 2000 between Steven M. Saferin and MDI Entertainment, Inc. (7)
4.11 Letter Agreement dated January 26, 2000 between Roger W. Ach, II and MDI Entertainment, Inc. (7)
4.12     Form of Warrant, dated September 8, 2000.(9)
4.13 Stock Exchange Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)
4.14 Warrant, dated November 1, 2000, issued to eLot by MDI Entertainment, Inc.(10)
4.15 eLot Registration Rights Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)
4.16 MDI Registration Rights Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot,nInc.(10)
4.17     Form of Warrant, dated December 2000(11)
4.18     Form of Warrant issued to certain lenders.(12)
10.1 Second Amended and Restated Employment Agreement dated August 8, 1997, as amended, between Media Drop-In Productions, Inc. and Steven M. Saferin.(1)
10.2 Employment Agreement dated April 30, 1996, as amended, between Media Drop-In Productions, Inc., Kenneth Przysiecki and Steven M. Saferin.(1)
10.3 First Amended and Restated Consulting Agreement dated August 8, 1997, between Media Drop-In Productions, Inc. and 1010 Productions, Inc.(1)
10.4 Lease dated June 1992, as amended, between Ann Street Limited Partnership by Tunxis Management Co., II, and Media Drop-In Productions, Inc.(1)
10.5 Amended Lease Agreement between KWK IV, LLC. and Media Drop-In Productions, Inc. dated March 25, 1999.(5)
10.6 Agreement and Plan of Reorganization dated August 8, 1997, between MDI Entertainment, Inc., MDI-Connecticut, Inc., MDI-Missouri, Inc. (DE), Media Drop-In Productions, Inc., MDI-Missouri, Inc. (MO), Steven M. Saferin and Agostino T. Galluzzo.(2)
10.7 Commission Agreement dated December 20, 1994, between Media Drop-In Productions, Inc. and Stamford Media Group, LLC.(2)
10.8 Letter of Intent dated July 31, 1998, between MDI Entertainment, Inc., Fancaster, Inc. and Craig Krueger.(2)
10.9 Strategic Alliance Agreement, dated September 2, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
10.10 Agreement and Plan of Merger dated as of January 26, 2000 between MDI Entertainment, Inc., MDI Acquisition, Inc. and The Lottery Channel, Inc.(7)
10.11 Loan Agreement dated, September 8, 2000, between Robert R. Sparacino, Steven M. Saferin, Media Drop-In Productions, Inc. and MDI Entertainment, Inc.(9)
10.12 Form of Media Drop-In Productions, Inc. Security Agreement, dated September 8, 2000.(9)
10.13    Form of MDI Entertainment, Inc. Guaranty, dated September 8, 2000.(9)
10.14 Form of MDI Entertainment, Inc. Security Agreement, dated September 8, 2000.(9)
10.15 Strategic Alliance Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)
10.16    Form of Loan Agreement with certain lenders.(12)
10.17 Form of Media Drop-In Productions, Inc. Security Agreement with certain lenders.(12)
10.18    Form of MDI Entertainment, Inc. Guaranty with certain lenders (12)
10.19    Form of MDI Entertainment, Inc. Security Agreement with certain lenders.(12)
21.1     Subsidiaries of MDI Entertainment, Inc.(8)
- ----------------------------------

(1) Incorporated by reference from the Company's Form 10-SB, filed September 28, 1998.
(2) Incorporated by reference from the Company's Amendment No. 1 to the Form 10-SB, filed February 1, 1999.
(3) Incorporated by reference from the Company's Form 10-QSB for the period ended February 28, 1999 (filed April 14, 1999).
(4)      Incorporated by reference from the Company's Form 8-K filed August 12,
         1999.
(5) Incorporated by reference from the Company's Form 10-KSB filed August 27, 1999.
(6)      Incorporated by reference from the Company's Form 8-K filed October 4,
         1999.
(7)      Incorporated by reference from the Company's Form 8-K filed February 7,
         2000.
(8) Incorporated by reference from the Company's Form 10-KSB for the year ended May 31, 2000 (filed September 12, 2000).
(9) Incorporated by reference from the Company's Form 8-K filed September 13, 2000.
(10)     Incorporated by reference from the Company's Form 8-K filed November 9,
         2000.
(11) Incorporated by reference from the Company's Form S-3/A, filed January 19, 2001.
(12) Incorporated by reference from the Company's Form 10-QSB for the period ended November 30, 2000 (filed January 22, 2001).
(13)     Filed herewith.

(b)     Reports on Form 8-K

Form 8-K filed on October 19, 2000 (Item 5: Change in Fiscal Year)

Form 8-K filed on November 9, 2000 (Item 5: Other Events-Strategic Alliance Agreement and Stock Exchange Agreement with eLot, Inc.)

Form 8-K filed on November 17, 2000 (Item 5: Other Events-Notice of Lawsuit with The Lottery Channel, Inc.)

                                 SIGNATURE PAGE

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MDI ENTERTAINMENT, INC.

             SIGNATURE                               TITLE                        DATE

   /s/ Steven M Saferin               President, Chief Executive             March 23, 2001
- ------------------------------------  Officer  and Director
Steven M. Saferin


     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


             SIGNATURE                               TITLE                        DATE



   /s/ Steven M. Saferin              President, Chief Executive Officer     March 23, 2001
- ------------------------------------  and Director
Steven M. Saferin                     (Principal Executive Officer)


   /s/ Kenneth M Przysiecki           Chief Financial Officer, Secretary     March 23, 2001
- ------------------------------------  and Director
Kenneth M. Przysiecki                 (Principal Financial Officer)


   /s/ Robert J. Wussler              Director                               March 23, 2001
- ------------------------------------
Robert J. Wussler

   /s/ S. David Fineman               Director                               March 23, 2001
- ------------------------------------
S. David Fineman

   /s/ Todd Leavitt                   Director                               March 23, 2001
- ------------------------------------
Todd Leavitt

   /s/ William G. Malloy              Director                               March 23, 2001
- ------------------------------------
William G. Malloy


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

     F-11 - F-22        Notes to Consolidated Financial Statements

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                    ----------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF DECEMBER 31, 2000 AND MAY 31, 2000

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Report of Independent Public Accountants


To the Board of Directors and Shareholders of MDI Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of MDI Entertainment, Inc. and subsidiary as of December 31, 2000 and May 31, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the seven month period ended December 31, 2000 and for the years ended May 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDI Entertainment, Inc. and subsidiary as of December 31, 2000 and May 31, 2000, and the results of their operations and their cash flows for the seven months ended December 31, 2000 and for the years ended May 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen, LLP
- ------------------------
Hartford, CT
February 9, 2001, except for Note 9, as to which the date is March 14, 2001

Item 1.   Financial Statements

                                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                    ----------------------------------------

                                          CONSOLIDATED BALANCE SHEETS

                                    AS OF DECEMBER 31, 2000 AND MAY 31, 2000


                                                                      December 31,            May 31,
                          ASSETS                                         2000                  2000

CURRENT ASSETS:
  Cash and cash equivalents                                            $ 528,151             $ 313,435
  Investment securities
    available-for-sale (Note 7)                                          180,000                     -
  Accounts receivable                                                  1,140,919               801,286
  Inventory                                                              285,301               254,187
  Other current assets                                                   451,983               266,743
                                                                   --------------        --------------

        Total current assets                                           2,586,354             1,635,651
                                                                   --------------        --------------

PROPERTY AND EQUIPMENT, at cost:
  Equipment                                                              250,456               228,842
  Furniture and fixtures                                                 120,361               102,391
                                                                   --------------        --------------

                                                                         370,817               331,233
  Less:  Accumulated depreciation                                       (212,137)             (184,126)
                                                                   --------------        --------------

                                                                         158,680               147,107
                                                                   --------------        --------------

OTHER ASSETS:
  Licensing costs, net (Note 2)                                        1,397,680               348,604
  Other (Note 1)                                                         363,482               438,621
                                                                   --------------        --------------

        Total other assets                                             1,761,162               787,225
                                                                   --------------        --------------

                                                                     $ 4,506,196           $ 2,569,983
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



                                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                    ----------------------------------------

                                          CONSOLIDATED BALANCE SHEETS

                                    AS OF DECEMBER 31, 2000 AND MAY 31, 2000



                                                                      December 31,            May 31,
          LIABILITIES AND SHAREHOLDERS' DEFICIT                          2000                  2000

CURRENT LIABILITIES:
  Billings in excess of costs and estimated earnings
     on uncompleted contracts (Note 1)                               $ 2,888,985           $ 1,733,288
  Deferred revenue                                                             -               190,547
  Current portion of long-term debt (Note 3)                             955,006               195,848
  Accounts payable                                                     1,378,444               867,439
  Accrued expenses                                                       214,271               360,606
  Dividends payable (Note 6)                                                   -                 7,322
                                                                   --------------        --------------

        Total current liabilities                                      5,436,706             3,355,050

LONG-TERM DEBT AND NOTES PAYABLE                                               -                99,689
  less current portion above (Note 3)

SUBORDINATED CONVERTIBLE DEBENTURE (Note 4)                              553,125               540,000
                                                                   --------------        --------------

        Total liabilities                                              5,989,831             3,994,739
                                                                   --------------        --------------
COMMITMENTS AND CONTINGENCIES (Notes 1,
  5, 8, and 11)

SHAREHOLDERS' DEFICIT (Notes 4, 5 and 6):

  Common stock (authorized 25,000,000 shares;
   issued and outstanding 10,505,872 and 8,987,446
   shares as of December 31, 2000 and May 31, 2000,
   respectively)                                                          10,505                 8,987
  Convertible preferred stock-Series A                                         -                     1
  Convertible preferred stock-Series B                                         1                     -
  Additional paid-in capital                                           5,061,596             2,473,154
  Accumulated deficit                                                 (6,555,737)           (3,906,898)
                                                                   --------------        --------------

       Total shareholders' deficit                                    (1,483,635)           (1,424,756)
                                                                   --------------        --------------
                                                                     $ 4,506,196           $ 2,569,983
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



                                      MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                     ----------------------------------------

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                              UNAUDITED
                                                                                      2000                      1999

REVENUES                                                                            $ 2,876,676              $ 3,398,194

COST OF REVENUES                                                                      1,745,499                2,051,539
                                                                            --------------------       ------------------

    Gross profit                                                                      1,131,177                1,346,655

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                            2,297,475                1,473,019
                                                                            --------------------       ------------------
    Operating loss                                                                   (1,166,298)                (126,364)

INTEREST EXPENSE, net                                                                   120,652                   20,664

OTHER EXPENSE (see note 7)                                                              923,001                        -
                                                                            --------------------       ------------------

     Loss before provision for income taxes                                          (2,209,951)                (147,028)

PROVISION FOR INCOME TAXES                                                                1,100                    2,000
                                                                            --------------------       ------------------

     Net loss                                                                      $ (2,211,051)             $  (149,028)
                                                                            ====================       ==================

Basic and Diluted Loss Per Common Share (Note 1)                                   $      (0.27)             $     (0.03)
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



                                                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                                    ----------------------------------------

                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000


                                                                     Shares           Amount
                                                                    ---------         ---------
Preferred Stock, par value $.001 per share
  authorized 5,000,000 shares:

Series A, 5%, liquidation amount $863.34 per share:
     Balance, May 31, 2000                                              1,015               $1
     Converted to common                                               (1,015)              (1)
                                                                      --------       ----------
     Balance, December 31, 2000                                             -                -
                                                                      --------       ----------
Series B, liquidation amount $2,252.25 per share:
     Balance, May 31, 2000                                                  -                -
     Issued                                                               444                1
                                                                      --------       ---------
     Balance December 31, 2000                                            444                1
                                                                      --------       ---------
Common Stock, par value $.001 per share,
  authorized 25,000,000 shares:
     Balance, May 31, 2000                                          8,987,446            8,987
     Stock options exercised                                          300,000              300
     Issuance of common stock                                         200,624              200
     Conversion of Series A convertible preferred
        stock to common stock                                       1,015,000            1,015
     Preferred stock dividend paid in common stock                      2,802                3
                                                                   ----------        ---------
     Balance December 31, 2000                                     10,505,872           10,505
                                                                   ----------        ---------
Additional Paid-in capital:
     Balance, May 31, 2000                                                           2,473,154
     Conversion of Series A convertible preferred                                       (1,015)
     Stock options exercised                                                           110,700
     Issuance of common stock                                                          615,401
     Issuance of Series B preferred stock                                              569,653
     Issuance of warrants                                                            1,011,382
     Beneficial conversion feature of
        Series B preferred stock                                                       430,346
     Preferred stock dividend paid in common stock                                      14,757
     Compensation attributable to
        employee stock options                                                         (96,656)
     Costs of issuing Series B convertible preferred stock                             (70,673)
     Other                                                                               4,547
                                                                                     ----------
     Balance December 31, 2000                                                       5,061,596
                                                                                     ----------

Accumulated Deficit:

     Balance, May 31, 2000                                                          (3,906,898)
     Dividends on Series A preferred stock                                              (7,442)
     Beneficial conversion feature of
        Series B preferred stock                                                      (430,346)

     Net loss                                                                       (2,211,051)
                                                                                    -----------
     Balance December 31, 2000                                                      (6,555,737)
                                                                                    -----------

                                                                                    -----------
Total Shareholders' Deficit                                                        $(1,483,635)
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



                                                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                                    ----------------------------------------

                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999





                                                      Shares               Par Value $.001
                                          --------------------------  -----------------------
                                               *
                                          Convertible        **       Preferred              Additional
                                         Preferred Stock   Common       Stock      Common     Paid In      Accumulated
                                            Series A       Stock      Series A      Stock     Capital        Deficit        Total
                                        --------------- ------------ ----------- ----------  -----------  -------------  -----------


BALANCE, May 31, 1998                             -   $ 7,776,500      $ -       $7,777     $ 348,348    $(3,015,428)   $(2,659,303)

   Net Income                                     -             -        -            -             -      1,159,646      1,159,646
                                        --------------- ------------ ----------- ----------  -----------  -------------  -----------
BALANCE, May 31, 1999                             -     7,776,500        -        7,777       348,348     (1,855,782)    (1,499,657)

Proceeds from sale of
   Preferred stock - Series A, net            2,027             -        2            -     1,393,600              -      1,393,602
   of expenses of $356,398

Imputed interest on
 convertible debenture (Note 4)                   -             -        -            -       225,625              -        225,625

   Net loss                                       -             -        -            -             -     (1,985,105)    (1,985,105)

Dividends on preferred stock                                                                                 (66,011)       (66,011)

Conversion of series A convertible
 preferred stock to common stock             (1,012)    1,012,000       (1)       1,012        (1,011)             -               -


Stock options excercised                          -       158,598                   158        42,191              -         42,349

Compensation attributable to
 employee stock options                           -             -        -            -       117,600              -        117,600


Warrants issued in connection with
issuance of subordinated debenture
and preferred stock                               -             -        -            -       962,730              -        962,730

Additional cost of preferred stock
   attributable to warrants                       -             -        -            -      (674,580)             -       (674,580)

Preferred stock dividend
   paid in common stock                           -        40,348        -           40        58,651              -         58,691

                                          ------------------------------------------------------------------------------------------
BALANCE, May 31, 2000                         1,015     8,987,446      $ 1       $8,987    $2,473,154    $(3,906,898)   $(1,424,756)
                                          ==========================================================================================


*    5,000,000 shares of preferred stock authorized
**  25,000,000 shares of common stock authorized


                                      The accompanying notes are an integral
                                 part of these consolidated financial statements.

                                                        F-8


                                           MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                          ----------------------------------------

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                         FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000
                                                                                                                Unaudited
                                                                                             2000                  1999
                                                                                       -----------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $ (2,211,051)         (149,028)
     Adjustments to reconcile net loss to net
         cash used for operating activities:
              Depreciation and amortization                                                     178,707           149,843
              Stock based compensation and expense                                               69,890            23,343
              Writedown of available for sale securities                                        807,401                 -
              Change in assets and liabilities:
                (Increase)decrease in accounts receivable                                      (339,633)          452,609
                Increase in inventory                                                           (31,114)          (52,191)
                Increase in licensing costs                                                    (172,751)         (229,472)
                (Increase)decrease in other assets                                              (81,311)           39,195
                Increase (decrease) in accounts payable                                         511,005          (162,276)
                Decrease in accrued expenses                                                   (156,206)         (287,085)
                Increase (decrease)in income taxes payable                                        9,871           (52,339)
                Decrease in deferred revenue                                                   (190,547)         (268,405)
                Increase(decrease)in billings in excess of costs
                  and estimated earnings on uncompleted contracts                             1,155,697          (513,945)
                                                                                       -----------------        ------------
           Net cash used for operating activities                                              (450,042)       (1,049,751)
                                                                                       -----------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                          (39,584)          (68,054)
                                                                                       -----------------        ------------


           Net cash used for investing activities                                               (39,584)          (68,054)
                                                                                       -----------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                           (99,689)         (209,576)
    Proceeds from short-term debt                                                               759,158                 -
    Proceeds from exercise of  common stock options                                             111,000                 -
    Costs of issuing Series B convertible preferred stock                                       (70,673)                -
    Proceeds from issuance of Series A preferred stock                                                -         1,393,600
    Proceeds from issuance of subordinated convertible debenture                                      -           612,887
    Other                                                                                         4,546
                                                                                       -----------------      -------------
           Net cash provided by financing activities                                            704,342         1,796,911
                                                                                       -----------------      -------------

NET INCREASE IN CASH                                                                            214,716           679,106

CASH, beginning of period                                                                       313,435           340,350

                                                                                       -----------------     --------------
CASH, end of period                                                                        $    528,151      $  1,019,456
                                                                                       =================     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                                          $     54,625      $     26,382
         Income taxes                                                                      $      2,156      $     54,866
    Non-cash items:
         Common stock and warrants issued for license                                      $    991,000                 -
         Preferred stock dividend paid in common stock                                     $     14,757      $     47,009
         Imputed interest on subordinated covertible debenture                             $     11,250      $      6,250
         Series B preferred stock and warrants issued in exchange for
               marketable securities (Notes 7,8)                                           $    987,400                 -
         Warrants issued for financing and consulting expenses                             $     94,435                 -



                                           The accompanying notes are an integral
                                       part of these consolidated financial statements.



                                           MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                          ----------------------------------------

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                         FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                                                             2000                      1999
                                                                                       -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                     $ (1,985,105)              $ 1,159,646
     Adjustments to reconcile net (loss) income to net
         cash used for operating activities:
              Minority interest                                                                       -                      (341)
              Depreciation and amortization                                                      91,226                   140,412
              Loss on disposal of assets                                                              -                    10,976
              Stock based compensation                                                          150,350                         -
              Change in assets and liabilities:
                Decrease(increase)in accounts receivable                                         16,328                  (500,016)
                (Increase) decrease in inventory                                               (196,591)                  360,055
                Increase in licensing costs                                                    (159,116)                  (80,339)
                Increase in other assets                                                        (21,844)                 (235,446)
                Increase in accounts payable                                                    467,602                    18,418
                Increase (decrease) in accrued expenses                                          46,133                  (256,615)
                (Decrease) increase in income taxes payable                                     (54,802)                   55,729
                Decrease in deferred revenue                                                    (77,858)               (2,637,642)
                Increase in billings in excess of costs
                  and estimated earnings on uncompleted contracts                                37,402                 1,695,886
                                                                                       -----------------         -----------------
           Net cash used for operating activities                                            (1,686,275)                 (269,277)
                                                                                       -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                          (89,401)                  (45,630)
                                                                                       -----------------         -----------------


           Net cash used for investing activities                                               (89,401)                  (45,630)
                                                                                       -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                          (300,077)                 (305,141)
    Proceeds from exercise of  common stock options                                              42,349                         -
    Proceeds from sale of preferred stock                                                     1,750,000                         -
    Costs associated with sale of convertible preferred stock                                  (356,400)                        -
    Proceeds from subordinated convertible debenture                                            750,000                         -
    Costs associated with issuance of subordinated convertible debenture                       (137,111)                        -
                                                                                       -----------------        ------------------
           Net cash provided by (used for) financing activities                               1,748,761                  (305,141)
                                                                                       -----------------         -----------------

NET DECREASE IN CASH                                                                            (26,915)                 (620,048)

CASH, beginning of the year                                                                     340,350                   960,398

                                                                                       -----------------         -----------------
CASH, end of the year                                                                      $    313,435               $   340,350
                                                                                       =================         =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                                          $     52,202               $    34,237
         Income taxes                                                                      $     57,152               $     2,319
    Non-cash items:
         Conversion of accrued commissions to note payable                                 $          -               $   600,000
         Preferred stock dividend paid in common stock                                     $     58,650               $         -
         Imputed interest on subordinated covertible debenture                             $     15,625               $         -
         Expenses related to warrants                                                      $     32,750               $         -


                                           The accompanying notes are an integral
                                       part of these consolidated financial statements.


                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                    ----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

    FISCAL YEAR CHANGE:

    This transition report covering the seven months ending December 31, 2000 is the Company's first filing on a calendar year basis. The Company changed its fiscal year from a June 1 to May 31 fiscal year to January 1 to December 31 fiscal year.


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

    LICENSING COSTS

    The Company reviews its capitalized marketing costs quarterly to determine if an impairment has occurred. The Company recognizes that an impairment has occurred when the license is no longer expected to result in a lottery contract. No impairment loss was recognized for the periods ended
    December 31, 2000 and 1999.


    OTHER ASSETS

    Other assets are primarily comprised of prepaid financing costs related to the subordinated convertible debenture, which are being amortized over the term of the debentures.


    REVENUE AND COST RECOGNITION

    Revenue is derived from various lottery game contracts. The Company has currently operating or is scheduled to introduce games in 25 states, three Canadian Provinces and the New South Wales Lottery in Australia.
    The Company has agreed to provide second chance prize packages consisting of grand prizes and various merchandise prizes. The Company also provides marketing support related to each of the games and obtains the appropriate licenses for the right to use these properties. Many of the lottery contracts require the lotteries to pay the Company upon signing of the contract; therefore, the Company defers this revenue and recognizes the revenue based on the terms of the applicable game.

    Revenues from the lottery game contracts that are greater than one year are recognized on the percentage-of-completion method, determined by the percentage of costs incurred to date to estimated total costs on a specific contract basis. This method is utilized as management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of December 31, 2000, no losses were expected from existing contracts.

    The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

    As of December 31, 2000, billings in excess of costs and estimated earnings on uncompleted contracts was as follows:



         LOTTERY              GAME            BILLINGS      REVENUE           BILLINGS IN EXCESS OF
                                              TO DATE       EARNED            ESTIMATED EARNINGS ON
                                                                              UNCOMPLETED CONTRACTS
    Wisconsin          Wheel of Fortune     $  510,000    $  469,208                $  40,792
    Arizona            Star Trek               130,250       105,708                   24,542
    Rhode Island       Harley Davidson         144,160       107,707                   36,453
    New Jersey         Harley Davidson         647,740       575,240                   72,500
    New Jersey         Jeopardy                518,700       484,548                   34,152
    New Jersey         Louisville Slugger      518,580       447,569                   71,011
    Ohio               Harley Davidson         392,500       366,382                   26,118
    Wisconsin          NASCAR Drivers          462,000       350,191                  111,809
    Wisconsin          Ray Charles             513,800       104,063                  409,737
    New Jersey         Betty Boop              518,400       276,087                  242,313
    Atlantic Lottery
       Corp.           Wheel Of Fortune        140,000        58,070                   81,930
    New Jersey         Elvis                   702,000             -                  702,000
    British Columbia   Harley Davidson         117,000        95,398                   21,602
    Pennsylvania       Betty Boop              116,495             -                  116,495
    Kentucky           Elvis                   294,440        52,324                  242,116
    Indiana            Spam                    240,000             -                  240,000
    British Columbia   Hollywood Walk of Fame   70,100             -                   70,100
    Ontario            Wheel of Fortune        345,315             -                  345,315
                                           ---------------------------------------------------
                       Total                $6,381,480    $3,492,495               $2,888,985
                                           ===================================================



    Approximately 73% of revenue for the seven months ended December 31, 2000 was derived from contracts with four state lotteries.

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
                                           ===================================================



    EARNINGS (LOSS) PER SHARE

    Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents. For the seven months ended December 31, 2000, options to purchase 674,166 shares of common stock, preferred stock convertible into 444,444 shares of common stock, subordinated debenture convertible into 375,000 shares of common stock and warrants to purchase 1,576,656 shares of common stock were excluded from the calculation of the diluted loss per share since their inclusion would be anti-dilutive. For the seven months ended December 31, 1999, options to purchase 956,666 shares of common stock, preferred stock convertible into 1,521,000 shares of common stock, subordinated debenture convertible into 375,000 shares of common stock and warrants to purchase 835,395 shares of common stock were excluded from the calculation of the diluted loss per share since their inclusion would be anti-dilutive. The loss income available to common shareholders and the number of shares used in the earnings loss per common share and earnings loss per dilutive share computation for the seven months ended December 31, 2000 and 1999 was as follows:


                                            SEVEN MONTHS ENDED
                                               DECEMBER 31,
                                     ------------------------------
                                          2000             1999

     Net loss income                 $ (2,211,051)     $ (149,028)

     Preferred stock dividends             (7,438)        (47,009)

     Beneficial conversion feature
      of Series B Preferred Stock        (430,346)              -
                                     -------------     -----------
     Net loss income applicable
      to common shareholders         $ (2,648,835)     $ (196,037)
                                     =============     ===========


                                             SEVEN MONTHS ENDED
                                                 DECEMBER 31,
                                     ------------------------------
                                         2000             1999

    Basic and dilutive:

    Average number of common
       shares outstanding               9,962,936       7,810,855
                                      ============    ==============

    The loss income available to common shareholders and the number of shares used in the earnings loss per common share and earnings loss per dilutive share computation for the seven months ended December 31, 2000 and 1999 was as follows:

    For the year ended May 31, 1999, common share equivalents represented dilutive stock options using the treasury method. For the year ended May 31, 2000, options to purchase 974,166 shares of common stock, preferred stock convertible into 1,015,000 shares of common stock, subordinated debenture convertible into 375,000 shares of common stock and warrants to purchase 817,895 shares of common stock were excluded from the calculation of the diluted loss per share since their inclusion would be anti-dilutive. The (loss) income available to common shareholders and the number of shares used in the earnings (loss) per common share and The loss income available to common shareholders and the number of shares used in the earnings loss per common share and earnings loss per dilutive share computation for the seven months ended December 31, 2000 and 1999 was as follows:

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
                                     ============    ==============


    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS 133 was required beginning with the first quarter of fiscal 2000. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of SFAS No. 133." This resulted in the deferral of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, is not expected to have an impact on the Company's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition. SAB No. 101 was adopted by the Company on January 1, 2000. Adoption of SAB No. 101 did not have an effect on the Company's operating results or financial position.

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

(2) LICENSING COSTS

    The Company capitalizes costs associated with obtaining the exclusive right to use and to sublicense the use of licensed properties, as defined in license agreements. These costs, which in most cases are advances against the future license royalty payments, are applied to cost of sales as the games are launched. Approximately 74.0% of revenues for the seven months ended December 31, 2000 are derived from three licensed properties which expire within six months to four years.

    At December 31, 2000, the following costs have been capitalized:

        Louisville Slugger License                           $ 20,000
        Harley Davidson Commercial                             48,666
        Heroes of Space License                                10,000
        Hummer/Humvee License                                  10,000
        Pink Panther License                                    5,000
        Outer Limits License                                    5,000
        Country Music License                                  25,000
        TNN Trademark License                                  25,000
        James Bond 007 License                                 20,000
        Dale Earnhardt, Inc. License                           30,000
        Dale Earnhardt, Jr. License                            32,500
        World Cup License                                      60,250
        Ray Charles Entertainment License                      30,400
        King Features License                                  15,000
        The Buffer License                                     15,000
        Hormel License                                         52,500
        Hollywood Walk of Fame License                         25,000
        Elliott Racing License                                  7,500
        Rousch Racing License                                  45,393
        CowParade License                                       5,000
        Elvis Presley License                               1,091,000
        Emmett Kelly, Jr.                                       2,500
                                                    ------------------
                                                            1,580,709

        Less-accumulated amortization                        (183,029)
                                                    ------------------
                                                           $1,397,680
                                                    ==================



    At May 31, 2000, the following costs have been capitalized:

        Louisville Slugger License                           $ 20,000
        Harley Davidson Commercial                             48,666
        Heros of Space License                                 10,000
        Hummer/Humvee License                                  10,000
        Pink Panther License                                    5,000
        Outer Limits License                                    5,000
        Country Music License                                  15,000
        TNN Trademark License                                  15,000
        James Bond 007 License                                 20,000
        Dale Earnhardt, Inc. License                           25,000
        Dale Earnhardt, Jr. License                            32,500
        World Cup License                                      37,500
        Ray Charles Entertainment License                      30,400
        King Features License                                  15,000
        The Buffer License                                     15,000
        Hormel License                                         47,500
        Hollywood Walk of Fame License                         15,000
        Elliott Racing License                                  7,500
        Rousch Racing License                                  37,892
        CowParade License                                       5,000
                                                    ------------------
                                                              416,958

        Less-accumulated amortization                         (68,354)
                                                    ------------------
                                                             $348,604
                                                    ==================




(3) LONG-TERM DEBT AND NOTES PAYABLE

    Long-term debt and notes payable consist of the following:

                                                    December 31,        May 31,
                                                       2000              2000
                                                       ----              ----

        Prommisory note payable bearing interest
        at a rate of 15%. Interest payable monthly
        and principal due on May 15, 2001           $260,000          $       -

        Prommisory note payable bearing interest
        at a rate of 12%. Interest payable monthly
        and principal due on May 15, 2001             50,000                  -

        Prommisory note payable bearing interest
        at a rate of 12%. Interest payable monthly
        and principal due on May 15, 2001             50,000                  -

        Prommisory note payable bearing interest
        at a rate of 12%. Interest payable monthly
        and principal due on May 15, 2001             50,000                  -

        Prommisory note payable bearing interest
        at a rate of 12%. Interest payable monthly
        and principal due on May 15, 2001             25,000                  -

        Prommisory note payable bearing interest
        at a rate of 12%. Interest payable monthly
        and principal due on May 15, 2001             25,000                  -

        Prommisory note payable to President and
        Cheif Executive Officer bearing interest
        at a rate of 10%. Interest payable monthly
        and principal due on May 15, 2001            260,000                  -

        Term note payable bearing no interest;
        principal of $5,000 payable monthly
        through December 1, 2000                           -             30,000

        Promissory note payable to President and
        Chief Executive Officer bearing interest
        at a rate of 8%; principal and interest
        of $14,300 payable monthly through
        December 1, 2001(See Note 9)                 229,006            254,287

        Promissory note payable bearing interest
        at 10%; principal of $750
        payable monthly through August 2001            6,000             11,250

                                                    ---------          ---------
                                                     955,006            295,537

        Less - current maturities                   (955,006)          (195,848)
                                                    ---------          ---------

                                                    $      -          $  99,689
                                                     =========         =========

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


    Face amount of  subordinated convertible debenture                           $750,000

    Less:
    Imputed interest discount (difference between 10% fair market rate
    and 7% stated rate)                                                          (225,625)
                                                                        ------------------

    Discounted debenture value                                                    524,375
    Discount amortized through December 31, 2000                                   28,750
                                                                        ------------------
    Balance at December 31, 2000                                                 $553,125
                                                                        ==================




    Each quarter, the imputed interest for that quarter is amortized with a corresponding increase in the debenture until it matures on September 21, 2009 or is converted into common stock.

    The subordinated convertible debenture was converted into 375,000 shares of common stock on March 14, 2001. Please refer to subsequent events footnote. (note 9)

(5) STOCK OPTION AND AWARD PLAN and WARRANTS

    Stock Option and Award Plan

    On September 22, 1998, the Board of Directors approved the 1998 Stock Option and Award Plan (the Plan) which provides for up to 800,000 incentive and nonqualified common stock options. Options granted under the Plan to directors, selected employees, officers, agents, consultants, and independent contractors of the Company are exercisable for a period determined by the Company, but in no event longer than ten years from date of grant, subject to certain conditions. As of December 31, 2000 all options available under the plan had been granted.

    During the seven months ended December 31, 2000, the company has issued warrants to purchase 758,761 shares of common stock at exercise prices ranging from $1.75 to $4.56 for a license agreement, prepaid financing costs and services provided by a third parties.

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, ("Accounting for Stock-Based Compensation") (SFAS No.
    123). The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and includes only disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted as of December 31, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123. For purposes of this calculation, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
                                                    for the seven months ended
                                                         December 31,
                                                    2000              1999

       Risk free interest rate ................  6.14% - 6.47%   5.10% - 5.62%
       Expected dividend yield ................             0%              0%
       Expected lives .........................   5 - 10 years    5 - 10 years
       Expected volatility ....................           131%            119%
       Fair value .............................          $1.34   $0.28 - $0.32

       Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's pro forma net loss income would have been as follows:
                                                          Seven months ended
                                                             December 31,
                                                         2000           1999
                                                         ----           ----
                                                                    Unaudited
         Net loss:
           As reported .............................$ (2,211,051)  $(149,029)
           Pro forma ................................ (2,380,451)   (228,373)

         Basic and diluted loss per common shares:

           As reported .................................$ (.27)       (.03)
           Pro forma ...................................  (.28)       (.04)


     Comparative information from the Company's previous fiscal year ended May 31, 2000 and 1999 is as follows:

                                                       2000              1999

       Risk free interest rate ................  6.14% - 6.47%   5.10% - 5.62%
       Expected dividend yield ................             0%              0%
       Expected lives .........................   5 - 10 years    5 - 10 years
       Expected volatility ....................           131%            119%
       Fair value .............................          $1.34   $0.28 - $0.32

       Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's pro forma net
       (loss) income would have been as follows:

                                                             Year ended
                                                               May 31,
                                                         2000           1999
                                                         ----           ----
         Net (loss)income:
           As reported .............................$ (1,985,105)  $1,159,646
           Pro forma ................................ (1,994,262)   1,066,346

         Basic earnings (loss) per common shares:

           As reported .................................$ (.25)        .15
           Pro forma ...................................  (.25)        .14

         Diluted earnings (loss) per common shares:

           As reported .................................$ (.25)        .14
           Pro forma ...................................  (.25)        .13



       The pro-forma information is not indicative of future years.

    The following table summarizes both stock option activities under and outside the Plan during the seven months ended December 31, 2000 and 1999:


                                                              2000                                       1999
                                                 ----------------------------------      --------------------------------------
                                                                Weighted Average                            Weighted Average
                                                 Shares          Exercise Price             Shares           Exercise Price
     Outstanding, at beginning of year           974,166              $  .50                967,500               $   .34

                   Granted                                                                  150,000               $  1.38
                   Exercised                    (300,000)                .37                      -                     -
                                              -------------  -----------------------    ----------------  ---------------------

     Outstanding, at end of period                674,166              $ .57              1,117,500               $   .48
                                              =============  =======================    ================  =====================

     Options exercisable at end of period         349,584              $ .48                522,500                   .35
                                              =============  =======================    ================  =====================

     Weighted average fair value options
      granted during the year                          -                  -                 150,000               $  1.38
                                              =============  =======================    ================  =====================

    Total compensation expense recorded in the accompanying statements of operations associated with employee stock options was $(96,656) and $14,610 for the seven months ended December 31, 2000 and 1999, respectively.

    Warrants

    As of December 31, 2000, the Company has issued and outstanding warrants to purchase 1,576,656 shares of common stock at exercise prices that range from $1.75 per share to $4.56 per share.

    As of December 31, 2000, the Company has the following outstanding warrants:


         Year     Expiration                                                                        Exercise     Number of
        Issued      Date                  Description                                                Price        Warrants
         1999       2004       For investor relations services                                        $1.56        25,000
         1999       2006       For placement costs of preferred stock                                 $1.31       350,000
         1999       2006       For placement costs of preferred stock                                 $1.31       216,875
         1999       2006       For placement costs of convertible subordinated debenture              $1.25        46,447
         1999       2006       For placement costs of convertible subordinated debenture              $1.25       179,573
         2000       2006       For financial consulting                                               $0.88       807,000
         2000       2003       For license                                                            $4.56       100,000
         2000       2005       For prepaid financing costs                                            $3.94        13,205
         2000       2003       Stock exchange agreement with eLot, Inc.                               $3.50       555,556
         2000       2003       For prepaid financing costs                                            $1.75        40,000
         2000       2005       For prepaid financing costs                                            $2.25        50,000
                                                                                                                ---------
                                                                                                                2,383,656
                                                                                                                =========


(6) CONVERTIBLE PREFERRED STOCK - SERIES A

    On August 4, 1999, the Company finalized a $1,750,000 private sale to an investor of 2,027 shares of Series A Preferred Stock, representing approximately 20% of the outstanding common stock of the Company on an as converted basis. The preferred stock has a liquidation preference of $1,750,000, pays a dividend of 10% per annum, payable in cash or common stock at the Company's option, and is convertible into an aggregate of 2,027,000 shares of the Company's common stock, subject to adjustment under certain circumstances. In September 1999, the dividend rate was prospectively reduced to 5% per annum in connection with the Company's filing of a registration statement with respect to the resale of the common stock underlying the preferred stock. The holders of the preferred stock and converted common stock are entitled to a right of first refusal on new securities issued by the Company, subject to certain exclusions. During fiscal year 2000, 1,015 shares of the preferred stock were converted into 1,015,000 shares of common stock.


(7) AVAILABLE FOR SALE SECURITIES

    All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within shareholders' deficit. Realized gains and losses are recorded based on the specific identification method. The Company has recorded a charge to income of $807,400 reflecting what it believes to be an other than temporary impairment in the value of the securities. The carrying amount of the Company's investment is shown in the table below:


                                               December 31, 2000

                                                 Other than
                                                  Temporary
                                                 Impairment
                                   Cost           In value             Fair Value
                                  -------------------------------------------------
U.S. corporate securities         $987,400        (807,400)           $ 180,000
                                  =================================================

    There were no investments in available for sale securities as of May 31, 1999.

(8) STOCK EXCHANGE AGREEMENT

    The Company entered into a stock exchange agreement with eLot, Inc. on November 1, 2000. The Company received 1,000,000 shares of eLot common stock(see note 7), valued at $987,400, in exchange for 444 shares of MDI Series B preferred stock and warrants to purchase 555,556 shares of MDI common stock. The Series B preferred will be converted into 444,444 shares of MDI common stock on November 1, 2001 unless converted sooner by the holder. The preferred stock does not provide for dividends. The warrants issued to elot are exercisable at $3.50 per common share and expire November 1, 2003. In connection with this transaction, the Company recorded a charge to accumulated deficit and paid-in capital of $430,346, representing the beneficial conversion feature of the Series B preferred stock.

(9) SUBSEQUENT EVENTS

    Common Stock Issued:

    On January 3, 2001, the Company issued 37,500 shares of common stock in complete satisfaction of a $154,454 debt owed to its former attorneys. The market value of the stock issued on that date was $44,288. Accordingly, the Company has recognized extraordinary income from the early extinguishment of debt of $110,166, in January 2001. On January 4, 2001 the Company issued 175,000 shares of common stock to its attorneys in complete satisfaction of an existing debt of $155,656 and for an additional $4,300 of prepaid legal expenses. The Company recorded a $15,000 charge to income attributable to this transaction in January 2001. On January 4, 2001, the Company issued 50,000 shares of of common stock to Venture Partners as payment for past services, totaling $50,000. There was no gain or loss recognized from the transaction.

    Conversion of Subordinated Convertible Debenture:

    On March 14, 2001, the holder of the subordinated convertible debenture exercised its conversion privilege and was issued 375,000 shares of common stock. The carrying amount of the debenture was $557,826 and the Company's common stock was trading for $1.75 on the date of conversion. The Company recorded the transaction utilizing the book value method and accordingly, recognized no gain or loss from the conversion. Pursuant to the Company's agreement with the holder, the Company will continue to make semiannual payments, equal in amout to the interest payments originally provided in the debenture, through September 21, 2001. The total of these payments, $38,063 will be recorded as a reduction in paid in capital as part of the debt conversion transaction.

    Potential DeListing from NASDAQ SmallCap Exchange:

    The Company has received a letter from Nasdaq to the effect that at the time of the letter, we were not in compliance with Nasdaq's maintenance requirements. The Company has since submitted a plan of compliance to Nasdaq. There can be no assurance that the plan of compliance will satisfy Nasdaq and that the Company's common stock will remain listed on the Nasdaq SmallCap Market.

(10)INCOME TAXES

    The Company accounts for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes" which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and its tax return. SFAS No.109 provides for recognition of a deferred tax asset for all future deductible temporary differences that, more likely than not, will provide the Company a future benefit. As of December 31, 2000 the Company had a deferred tax asset of approximately $3,425,000, primarily as a result of net operating loss carryforwards. The Company has established a valuation allowance for the full amount of this deferred tax asset. The Company has net operating loss carryforwards amounting to approximately $8,563,000 and $6,352,000 at December 31, 2000 and May 31, 2000, respectively. These carryforwards expire beginning in 2006. Usage of the NOL's is limited in the event certain ownership changes occur. The tax expense recorded by the Company for the years ended December 31, 2000 and 1999 was primarily for minimum state income taxes.

(11)COMMITMENTS

    The Company leases office equipment, office space and vehicles under long-term leases which expire during the next one to five years. Rent expense totaled $66,363 and $44,258 for the seven months ended December 31, 2000 and 1999, respectively. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000:

                      2001 .......................  $85,745
                      2002 .......................   84,338
                      2003 .......................   82,633
                      2004 .......................   78,764
                      2005 .......................   46,827
                                                  -----------
                                                   $378,307
                                                  ===========


    MDI has agreed to provide the following performance bonds to the following lotteries:

                    California    $742,800
                    Wisconsin     $500,000
                    Louisana      $130,000

    The President and Chief Executive Officer of the Company has personally guaranteed these performance bonds.

(12)COMMISSION AGREEMENT

    In December 1994, MDI entered into a commission agreement with a media company to assist in the procurement of video and audio entertainment media. The term of the agreement was from December 15, 1994 through December 14, 1997. Commissions of 5.33% were required to be paid on monthly cash receipts in excess of $337,500. If at the end of the term, the aggregate cash collections were less than $27,300,000, then the media company could renew the Agreement for an additional year or periods of one year until MDI reaches $27,300,000. There were no commissions paid in 2000 and approximately $186,000 was paid in 1999.

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

(13)RELATED PARTY TRANSACTIONS

    For the years ended May 31, 2000 and 1999, the Company incurred commission expense of $110,000 and $144,000 and wage expense of $330,750 and $300,000, respectively, to the President of the Company, in accordance with his Employment Agreement. The agreement contemplates a base salary of $300,000 with annual increases of 5% or by an equation based on the consumer price index. In no event shall the increase exceed 10% in any one year. In addition, the President receives a commission equal to 2% of gross revenues of the Company (not to exceed $335,000 over the term of the employment contract). The President waived the right to approximately $57,534 and $67,964 of commissions in 2000 and 1999, respectively. The contract began August 8, 1997 and terminates the later of August 7, 2002 or three years from the date the Company files a registration statement with the Securities and Exchange Commission registering his shares of common stock if such shares are traded on Nasdaq.

    The Company has retained 1010 Productions, Inc. (1010) to consult in the areas of trade shows, software development, systems design, purchasing and product fulfillment. The President and sole shareholder of 1010 is the wife of the President of the Company. 1010 is paid $8,167 per month plus expenses and is retained until December 31, 2000 pursuant to a consulting agreement. This agreement is in the process of being extended.

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

    On October 14, 2000, Jonathan D. Betts was appointed as Executive Vice President of Finance. Mr. Betts is a principal of Venture Partners, Ltd., a firm which has provided financial consulting to the Company. During the seven months ended December 31, 2000, the Company paid Venture Partners, Ltd. $90,000 and received warrants to purchase 807,000 shares of common stock at an exercise price of .88 per share. During the same period in 1999 Venture Partners, Ltd. was paid $25,425 and received warrants to purchase 792,895 shares of common stock at exercise prices ranging from $1.25 to $1.31 per share.

(14)EMPLOYEE BENEFIT PLAN

    In fiscal 1996, the Company adopted a 401(k) savings plan, whereby participants can elect to defer up to a specified minimum of their compensation and the Company will match their contribution up to 3% of the employee's base compensation. In the seven months ended December 31, 2000 and 1999, the Company contributed $12,943 and $10,777 to the plan, respectively.

(15)LITIGATION

    The Company and it subsidiary, MDI Acquisition, Inc. have been named as defendents in a lawsuit filed by the Lottery Channel, Inc. Lottery Channel, Inc. is seeking damages of approximately $1.8 million in connection with a terminated merger agreement. The Company believes the lawsuit is without merit and is vigorously defending its position and has asserted a variety of counterclaims against the Lottery Channel, including a demand that the Lottery Channel pay certain expenses under the termination provisions of the merger agreement. Accordingly, no loss provision has been recorded or included in these financial statements.

                                 EXHIBITS INDEX

- --------------------------------------------------------------------------------




No.      Description

3.1 Certificate of Incorporation of MDI Entertainment, Inc. (f/k/a Puff Process Inc.) dated December 29, 1994, as amended.(2)
3.2 Certificate of Amendment to the Certificate of Incorporation of MDI Entertainment, Inc. dated February 28, 1999.(3)
3.3 Amended and Restated By-Laws of MDI Entertainment, Inc. dated April 27, 1999.(5)
3.4 Certificate of Designations, Preferences and Rights of Series A Preferred Stock, dated August 4, 1999.(4)
3.5 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, dated November 1, 2000.(10)
4.1 Registration Rights Agreement dated August 8, 1997, between MDI Entertainment Inc., Steven M. Saferin and Agostino T. Galluzzo.(1)
4.2      1998 Stock Option and Award Plan, dated September 22, 1998.(1)
4.3 Registration Rights Agreement dated August 4, 1999 between MDI Entertainment, Inc. and International Capital Partners, LLC.(4)
4.4 Stock Purchase Agreement dated August 4, 1999 between MDI Entertainment, Inc. and International Capital Partners, LLC.(4)
4.5 Convertible Subordinated Debenture Purchase Agreement dated September 21, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
4.6 Convertible Subordinated Debenture dated September 21, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
4.7 Purchase Agreement dated September 21, 1999 between Steven M. Saferin and Scientific Games, Inc. (6)
4.8 Stockholders' Agreement dated as of January 26, 2000 between MDI Entertainment, Inc., MDI Acquisition, Inc. and certain parties listed therein. (7)
4.9 Stockholders' Agreement dated January 26, 2000 between The Lottery Channel, Inc. and certain parties listed therein. (7)
4.10 Letter Agreement dated January 26, 2000 between Steven M. Saferin and MDI Entertainment, Inc. (7)
4.11 Letter Agreement dated January 26, 2000 between Roger W. Ach, II and MDI Entertainment, Inc. (7)
4.12     Form of Warrant, dated September 8, 2000.(9)
4.13 Stock Exchange Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)
4.14 Warrant, dated November 1, 2000, issued to eLot by MDI Entertainment, Inc.(10)
4.15 eLot Registration Rights Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)
4.16 MDI Registration Rights Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)
4.17     Form of Warrant, dated December 2000(11)
4.18     Form of Warrant issued to certain lenders.(12)
10.1 Second Amended and Restated Employment Agreement dated August 8, 1997, as amended, between Media Drop-In Productions, Inc. and Steven M. Saferin.(1)
10.2 Employment Agreement dated April 30, 1996, as amended, between Media Drop-In Productions, Inc., Kenneth Przysiecki and Steven M. Saferin.(1)
10.3 First Amended and Restated Consulting Agreement dated August 8, 1997, between Media Drop-In Productions, Inc. and 1010 Productions, Inc.(1)
10.4 Lease dated June 1992, as amended, between Ann Street Limited Partnership by Tunxis Management Co., II, and Media Drop-In Productions , Inc.(1)
10.5 Amended Lease Agreement between KWK IV, LLC. and Media Drop-In Productions, Inc. dated March 25, 1999.(5)
10.6 Agreement and Plan of Reorganization dated August 8, 1997, between MDI Entertainment, Inc., MDI-Connecticut, Inc., MDI-Missouri, Inc. (DE), Media Drop-In Productions, Inc., MDI-Missouri, Inc. (MO), Steven M. Saferin and Agostino T. Galluzzo.(2)
10.7 Commission Agreement dated December 20, 1994, between Media Drop-In Productions, Inc. and Stamford Media Group, LLC.(2)
10.8 Letter of Intent dated July 31, 1998, between MDI Entertainment, Inc., Fancaster, Inc. and Craig Krueger.(2)
10.9 Strategic Alliance Agreement, dated September 2, 1999 between MDI Entertainment, Inc. and Scientific Games, Inc. (6)
10.10 Agreement and Plan of Merger dated as of January 26, 2000 between MDI Entertainment, Inc., MDI Acquisition, Inc. and The Lottery Channel, Inc.(7)
10.11 Loan Agreement dated, September 8, 2000, between Robert R. Sparacino, Steven M. Saferin, Media Drop-In Productions, Inc. and MDI Entertainment, Inc.(9)
10.12 Form of Media Drop-In Productions, Inc. Security Agreement, dated September 8, 2000.(9)
10.13    Form of MDI Entertainment, Inc. Guaranty, dated September 8, 2000.(9)
10.14 Form of MDI Entertainment, Inc. Security Agreement, dated September 8, 2000.(9)
10.15 Strategic Alliance Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)
10.16    Form of Loan Agreement with certain lenders.(12)
10.17 Form of Media Drop-In Productions, Inc. Security Agreement with certain lenders.(12)
10.18    Form of MDI Entertainment, Inc. Guaranty with certain lenders (12)
10.19    Form of MDI Entertainment, Inc. Security Agreement with certain lenders.(12)
21.1     Subsidiaries of MDI Entertainment, Inc.(8)
- ---------------------------------

(1) Incorporated by reference from the Company's Form 10-SB, filed September 28, 1998.
(2) Incorporated by reference from the Company's Amendment No. 1 to the Form 10-SB, filed February 1, 1999.
(3) Incorporated by reference from the Company's Form 10-QSB for the period ended February 28, 1999 (filed April 14, 1999).
(4)      Incorporated by reference from the Company's Form 8-K filed August 12,
         1999.
(5) Incorporated by reference from the Company's Form 10-KSB filed August 27, 1999.
(6)      Incorporated by reference from the Company's Form 8-K filed October 4,
         1999.
(7)      Incorporated by reference from the Company's Form 8-K filed February 7,
         2000.
(8) Incorporated by reference from the Company's Form 10-KSB for the year ended May 31, 2000 (filed September 12, 2000).
(9) Incorporated by reference from the Company's Form 8-K filed September 13, 2000.
(10)     Incorporated by reference from the Company's Form 8-K filed November 9,
         2000.
(11) Incorporated by reference from the Company's Form S-3/A, filed January 19, 2001.
(12) Incorporated by reference from the Company's Form 10-QSB for the period ended November 30, 2000 (filed January 22, 2001).
(13)     Filed herewith.

        --------------------------