Form 10QSB
period 2001-03-31
MDI ENTERTAINMENT INC
filed 2001-04-11
CIK 1045080

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

     As of April 12, 2001, 11,172,306 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes No X


================================================================================

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



                                      INDEX
                                      -----

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements.............................................................................1

   Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000..........1

   Condensed Consolidated Statements of Operations for the three months ended
   March 31, 2001 and 2000 (unaudited)...................................................................2

   Condensed Consolidated Statement of Shareholders' Deficit for the three months ended
   March 31, 2001 (unaudited)............................................................................3

   Condensed Consolidated Statements of Cash Flows for the three months ended
   March 31, 2001 and 2000 (unaudited) ..................................................................4

   Notes to Unaudited Condensed Consolidated Financial Statements........................................5

Item 2. Management's Discussion and Analysis.............................................................7

PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K................................................................15

   Signatures...........................................................................................16


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                         MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                         --------------------------------------
                                          CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                     March 31,           December 31,
                                                                       2001                  2000
                                                                   --------------        --------------
                          ASSETS                                    (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                           $ 749,900             $ 528,151
   Investment securities
      available-for-sale                                                 145,152               180,000
   Accounts receivable                                                 2,315,410             1,140,919
   Inventory                                                             234,474               285,301
   Other current assets                                                  374,038               451,983
                                                                   --------------        --------------

        Total current assets                                           3,818,974             2,586,354

PROPERTY AND EQUIPMENT, at cost:
   Equipment                                                             251,489               250,456
   Furniture and fixtures                                                120,361               120,361
                                                                   --------------        --------------

                                                                         371,850               370,817
   Less:  Accumulated depreciation                                      (225,931)             (212,137)
                                                                   --------------        --------------

                                                                         145,919               158,680
                                                                   --------------        --------------

OTHER ASSETS:
   Licensing costs, net                                                1,431,141             1,397,680
   Other (Note 3)                                                        223,956               363,482
                                                                   --------------        --------------


        Total other assets                                             1,655,097             1,761,162
                                                                   --------------        --------------

        Total assets                                                  $5,619,990            $4,506,196
                                                                   ==============        ==============



                                                                     March 31,           December 31,
                                                                       2001                  2000
                                                                   --------------        --------------
           LIABILITIES AND SHAREHOLDERS' DEFICIT                    (unaudited)

CURRENT LIABILITIES:
   Billings in excess of costs and estimated earnings
      on uncompleted contracts (Note 2)                               $3,102,413            $2,888,985
   Current portion of long-term debt
      and short-term notes payable                                       939,990               955,006
   Accounts payable                                                    1,094,354             1,378,444
   Accrued expenses                                                      695,286               214,271
                                                                   --------------        --------------

        Total current liabilities                                      5,832,043             5,436,706

LONG-TERM DEBT AND NOTES PAYABLE:
   SUBORDINATED CONVERTIBLE DEBENTURE (Note 4)                                 -               553,125
                                                                   --------------        --------------

        Total liabilities                                              5,832,043             5,989,831


SHAREHOLDERS' DEFICIT (Note 4):
   Common stock                                                           11,172                10,505
   Convertible preferred stock-Series B                                        1                     1
   Additional paid-in capital                                          5,755,227             5,061,595
   Accumulated deficit                                                (5,978,453)           (6,555,737)
                                                                   --------------        --------------

       Total shareholders' deficit                                      (212,053)           (1,483,635)
                                                                   --------------        --------------
       Total liabilities and
          shareholders' deficit                                       $5,619,990            $4,506,196
                                                                   ==============        ==============




     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                    --------------------------------------
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                        Three months ended
                                                                            March 31,
                                                                    2001                  2000
                                                             -------------------   -------------------
                                                                 (unaudited)          (unaudited)
REVENUES                                                            $ 3,121,999            $1,014,963

COST OF REVENUES                                                      1,719,883               667,871
                                                             -------------------   -------------------

    Gross profit                                                      1,402,116               347,092

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                              873,544               778,778
                                                             -------------------   -------------------

     Operating profit(loss)                                             528,572              (431,686)

INTEREST EXPENSE, net                                                    77,761                18,375
OTHER (INCOME) EXPENSE                                                 (110,166)               20,777
GAIN-Investment Securities                                              (24,307)                    -
                                                             -------------------   -------------------

     Income(loss) before provision for income taxes                     585,284              (470,838)

PROVISION FOR INCOME TAXES(Note 5 )                                       8,000                 2,329
                                                             -------------------   -------------------

     Net income (loss)                                                $ 577,284            $ (473,167)
                                                             ===================   ===================


Basic Earnings(Loss) Per Common Share (Note 6 )                       $     .05            $     (.05)
                                                             ===================   ===================

Diluted Earnings(Loss) Per Common Share (Note 6 )                     $     .05            $     (.05)
                                                             ===================   ===================






     The accompanying notes are an integral part of these condensed consolidated financial statements.


                               MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                              ----------------------------------------

                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                           FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)


                                                                     Shares           Amount
                                                                    ---------         ---------
Preferred Stock, par value $.001 per share
  authorized 5,000,000 shares:


Series B, liquidation amount $2,252.25 per share:
     Balance, December 31, 2000                                           444        $       1
                                                                      --------       ---------
     Balance, March 31, 2001                                              444                1
                                                                      --------       ---------
Common Stock, par value $.001 per share,
  authorized 25,000,000 shares:
     Balance, December 31, 2000                                    10,505,872           10,505
     Stock options exercised                                           28,934               29
     Issuance of common stock                                         262,500              263
     Conversion of subordinated debenture                             375,000              375
                                                                   ----------        ---------
     Balance, March 31, 2001                                       11,172,306           11,172
                                                                   ----------        ---------
Additional Paid-in capital:
     Balance, December 31, 2000                                                      5,061,596
     Stock options exercised                                                             6,571
     Issuance of common stock                                                          269,025
     Conversion of subordinated debenture                                              418,035
                                                                                    ----------
     Balance, March 31, 2001                                                         5,755,227
                                                                                    ----------

Accumulated Deficit:

     Balance, December 31, 2000                                                     (6,555,737)
     Net Income                                                                        577,284
                                                                                    -----------
     Balance, March 31, 2001                                                        (5,978,453)


                                                                                    -----------
Total Shareholders' Deficit                                                        $  (212,053)
                                                                                    ===========




*    5,000,000 shares of preferred stock authorized
**  25,000,000 shares of common stock authorized


                               The accompanying notes are an integral
                      part of these condensed consolidated financial statements.



                                  MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                  --------------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                        Three months ended
                                                                             March 31,
                                                                      2001              2000
                                                                  --------------    --------------
                                                                   (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income(loss)                                                 $ 577,284        $ (473,167)
     Adjustments to reconcile net income (loss) to net
         cash (used for) provided by operating activities:
              Depreciation and amortization                             134,672            56,502
              Gain on sale of investments                               (24,307)
              Change in assets and liabilities:
                     Increase in accounts receivable                 (1,174,491)         (499,042)
                     Decrease (increase) in inventory                    50,827          (111,968)
                     Increase in licensing costs                       (138,900)          (67,476)
                     Decrease (increase) in other assets                 67,317          (392,638)
                     (Decrease) increase in accounts payable            (55,910)          273,667
                     Increase in accrued expenses                       522,123            99,624
                     Increase in billings in excess of costs
                         and estimated earnings on uncompleted
                         contracts                                      213,428           210,731
                                                                  --------------    --------------

              Net cash provided by (used for)
                operating activities                                    172,043          (903,767)
                                                                  --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (1,033)          (17,005)
    Proceeds of sale of investments                                      59,155                 -
                                                                  --------------    --------------


              Net cash provided by
               (used for) investing activities                           58,122           (17,005)
                                                                  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                   (15,016)          (54,054)
    Proceeds from exercise of common stock options                        6,600            42,350
                                                                  --------------    --------------

           Net cash provided by (used for) financing activities          (8,416)          (11,704)
                                                                  --------------    --------------

NET INCREASE(DECREASE)IN CASH                                           221,749          (932,476)

CASH, beginning of the quarter                                          528,151         1,019,456

                                                                  --------------    --------------

CASH, end of the quarter                                               $ 749,900          $ 86,980
                                                                  ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                     $  49,362          $ 16,634
         Income taxes                                                 $     325          $  9,213
    Non-cash investing and financing activities:
         Preferred stock dividend paid in common stock                $       -          $ 11,642
         Imputed interest on subordinated convertible debenture       $   5,625          $  5,625
         Conversion of subordinated debenture into common stock       $ 558,750          $      -
         Common stock issued for services                             $ 269,288





     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2001 AND 2000

1.      PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS.

        Information in the accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the three-month periods ended March 31, 2001 and 2000 are unaudited. The accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generaly accepted in the United States and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements for the seven months ended December 31, 2000 and year ended May 31, 2000.

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

        Revenues from the lottery game contracts that are greater than one year are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contracts basis. This method is utilized as management considers cost incurred to be the best available measure of progress on these contracts. Contracts costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of March 31, 2001, no losses were expected from existing contracts.

        The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.      OTHER ASSETS

        Other assets at March 31, 2001 consisted primarily of prepaid financing costs and security deposits. Other assets at December 31, 2000 also included deferred financing costs related to the subordinated convertible debenture, described in Note 4. These costs were charged to paid in capital when the debenture was converted into common stock on March 14, 2001.

4.      SUBORDINATED CONVERTIBLE DEBENTURE

        On September 21, 1999, the Company issued a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000. The debenture was converted on March 24, 2001, as discussed below. The Debenture bore interest at 7% per annum and was payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture was convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares of common stock and was convertible at the Company's option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeded $3.00 per share.

        On March 14, 2001, the holder of the subordinated convertible debenture exercised its conversion privilege and was issued 375,000 shares of common stock. The carrying amount of the debenture was $558,750 and the Company's common stock was trading for $1.75 on the date of conversion. The Company recorded the transaction utilizing the book value method and accordingly, recognized no gain or loss from the conversion.


5.      INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and tax return. SFAS No. 109 provides for recognition of deferred tax assets for all future deductible temporary differences that, more likely than not, will provide a future benefit. As of March 31, 2001 and December 31, 2000, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards. A valuation allowance has been established for the full amount of this deferred tax asset. The primary difference between the Company's effective tax rate and the statutory tax rate is the utilization of the net operating loss carryforwards and the related reversal of the valuation allowance.

6.      EARNINGS PER SHARE

        Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the year. For the three months ended March
31, 2001, common share equivalents represented convertible preferred stock and dilutive stock options and warrants using the treasury method. For the three months ended March 31, 2000, preferred stock convertible into 1,015,000 shares of common stock, a subordinated debenture convertible into 375,000 shares of common stock, warrants to purchase 817,895 shares of common stock and options to purchase 974,166 shares of common stock were excluded from the calculation of the diluted earnings per share since their inclusion would be anti-dilutive. The income available to common shareholders and the number of shares used in the earnings per common share and earnings per dilutive share computation for 2001 and 2000 was as follows:


                                          THREE MONTHS ENDED
                                               MARCH 31,
                                     ------------------------------
                                           2001             2000

     Net income (loss)               $    577,284      $  (473,167)

     Preferred stock dividends                  -          (11,641)
                                     -------------     ------------
     Net income (loss) applicable
      to common shareholders         $    577,284      $  (484,808)
                                     =============     ============


                                            THREE MONTHS ENDED
                                               MARCH 31,
                                     ------------------------------
                                          2001              2000

    Basic:

    Average number of common
       shares outstanding              10,797,539        8,847,861

    Dilutive:

    Dilutive effect of options,
    warrants and
    convertible
    securities                          1,796,733             N/A

                                      ------------     -------------
    Average dilutive common
    shares outstanding                 12,594,272        8,847,861
                                      ============     =============




7.      PREFERRED STOCK

        On March 19, 2001, the Company signed a firm commitment letter with an investor which, upon consummation, will provide $3,200,000 of new equity in the form of senior convertible preferred stock. The new issue will provide for 8% dividends and will be convertible into 2,100,000 shares of common stock at the option of the investor. In addition, the preferred stock will be automatically converted into common stock over a 13-month period in quarterly installments. The Company has paid the investor a $25,000 commitment fee relating to this transaction and upon consummation of the transaction, will pay an additional fee of 2% of the consideration received.

        THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

DESCRIPTION OF BUSINESS

        The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this Form 10-QSB. All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to us and our management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth in our Annual Report on Form 10-KSB under the caption "Description of Business-Risk Factors." We wish to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

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

        We derive over ninety-five percent (95%) of our revenues from lotteries in two distinct ways. First, we may charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees may be fixed assessments while royalties are a percentage of the printing cost of the tickets or a percentage of sales of the ticket. Contracts for licensed properties typically include an up-front license fee and a royalty based on the manufacturing cost of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million.

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

RECENT DEVELOPMENTS

As previously reported we have received a letter from Nasdaq to the effect that at the time of the letter, we were not in compliance with Nasdaq's maintenance requirements. We then submitted a plan of compliance to Nasdaq. Nasdaq has given us until April 16, 2001 to come into compliance with its rules. If we are not in compliance at such time Nasdaq may provide us with notification that our securities may be delisted. To address that issue we have signed a firm commitment letter with an investor which, upon consummation, will increase our net equity to a level acceptable to Nasdaq and bring us into compliance. It is unlikely that the proceeds of the new equity offering will be received by the April 16th deadline but is exected to close on or about April 25th. We plan to ask Nasdaq for an extension to that date. It is our hope that the investor's commitment letter combined with this quarter's earnings and the current strength of our stock's price relative to the market as a whole will make Nasdaq more favorably inclined to extend their compliance deadine. However should we receive such notification from Nasdaq we intend to appeal as we believe we will be in compliance upon consummation of the equity offering. We can, however, offer no assurance that Nasdaq will extend their compliance deadline or that our common stock will remain listed on the Nasdaq SmallCap Market.

This quarter ended March 31, 2001 represents our return to profitability.
As we indicated after the termination of our merger with The Lottery Channel in August 2000, and through the ensuing months, our focus has been on developing our core business. The results of this quarter reflect that focus. Our revenue of $3.1 million and net income of $577,000 are both records for any single quarter to date. The revenue represents three times our revenue for the same three-month period last year and we have earned $.05 as opposed to a loss of $(.05) per share for the same period in 2000.

We believe our core business is strong. Our contract backlog is encouraging and our games continue to perform well in the marketplace. The acceptance of licensed games by lotteries in North America has never been higher.

It is our aim to continue to focus on the core business as we strive to increase shareholder value and build a world class company and become the leader in our market.

INTERNET PLATFORMS: Our value-added initiative to provide customers with Internet components related to our licensed games is being perceived positively by the lottery industry, based on the performance of the first three such initiatives that were introduced in January in New Jersey (Elvis), Kentucky (Elvis) and Indiana (SPAM). All three lotteries have determined to retain our Internet service for upcoming new promotions, using the model that we implemented for Indiana. This model enables a lottery consumer to register non-winning tickets for second chance merchandise drawings on the Internet, instead of going to the expense of physically mailing the tickets to the lottery, thus providing a tangible convenience and a real cost savings for lottery consumers.

GAME INTRODUCTIONS: Our properties are being accepted by lotteries at unprecedented levels. As of the date of this 10-QSB, lottery promotions involving fifteen different properties are either currently on sale or are planned for introduction in this fiscal year.

ELVIS: The Elvis Presley property is leading all brands with ten promotions either launched or having scheduled launch dates during the current fiscal year, and five additional promotions with no scheduled launch date established but expected to launch in 2001.

NASCAR DRIVERS: At least eight lotteries have established launch dates in fiscal 2001 for MDI's licensed drivers' game.

HARLEY-DAVIDSON: At least six lotteries have launched or will launch Harley-Davidson instant game promotions in fiscal 2001, including California and Florida.

FIRST APPEARANCES BY BRANDS: Several of our licensed properties are scheduled to make their first appearance as lottery promotions during fiscal 2001, with games either currently on sale or with scheduled launch dates for CMT/COUNTRY MUSIC TELEVISION, TABASCO, HOLLYWOOD SIGN/HOLLYWOOD WALK OF FAME, HOLLYWOOD SQUARES and DICK CLARK'S AMERICAN BANDSTAND.

OTHER BRANDS: Other properties that are now on sale or with scheduled launch dates include JACKS OR BETTER, LOUISVILLE SLUGGER, WHEEL OF FORTUNE, BETTY BOOP, RAY CHARLES, SPAM and TNN.




                                                                 Three months ended March 31, 2001 and March 31, 2000 (UNAUDITED)
                                                           ---------------------------------------------------------------

                                                                        2001           %              2000           %

Total revenue                                                      $ 3,121,999       100.0%       $ 1,014,963      100.0%

Cost of revenues                                                     1,719,883        55.1%           667,871       65.8%
                                                           ---------------------------------------------------------------

   Gross profit                                                      1,402,116        44.9%           347,092       34.2%


Selling, general and administrative expenses                           873,544        28.0%           778,778       76.7%
                                                           ---------------------------------------------------------------

   Operating profit                                                    528,572        16.9%          (431,686)     -42.5%

Interest expense                                                        80,215         2.6%            25,138        2.5%
Interest income                                                         (2,454)       -0.1%            (6,763)      -0.7%
Other (income) expense                                                (110,166)       -3.5%            20,777        2.0%
Gain-Investment Securities                                             (24,307)       -0.8%                 -        0.0%
                                                           ---------------------------------------------------------------

   Income (loss) before provision for income taxes                     585,284        18.7%          (470,838)     -46.4%

Provision for income taxes                                               8,000          .2%             2,329        0.2%
                                                           ---------------------------------------------------------------

   Net income (loss)                                                 $ 577,284        18.5%        $ (473,167)     -46.6%
                                                           ===============================================================



        THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


        Results for the first quarter of our new fiscal year ended December 31, 2001 reflect a 207% increase in revenue as our Harley-Davidson(R) license "leads the pack" of launching increased revenue and profitability into the new year. Revenue for the three months ended March 31, 2001 was $3,122,000 compared to $1,015,000 for the three months ended March 31, 2000.Harley-Davidson(R), which launched in California, Florida and Ohio accounted for 33% of our revenue. This was followed by one of our newest properties, Elvis(R), which accounted for 16.3% of revenue. Not far behind were Ray Charles(R)(13% of revenu), Wheel of Fortune(R)(13.3% of revenue) and Betty Boop(R)((13.2% of revenue). The remaining 11.2% represented revenue from seven other licensed properties.

        Cost of revenue as a percentage of revenue decreased to 55% from 66% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease in the cost ratio reflects our ability to achieve a higher gross profit due to product mix and creative game design.

        The gross profit increased in the three months ended March 31, 2001 to $1,402,100(44.9% of revenue) compared to $347,100(34.2 % of revenue) for the three months ended March 31, 2000. This achieved a gross profit percentage of 44.9% for the three months ended March 31, 2001.

        Selling, general and administrative expenses were $873,500(28.0% of revenue) for the three months ended March 31, 2001 compared to $778,800 for the three months ended March 31, 2000. Salaries and employee benefits increased approximately $60,000 this quarter due to increased sales staffing to accomplish our regional sales reorganization which has helped to achieve our record backlog of $16.2 million.

        Operating income was $528,600(16.9% of revenue) for the three months ended March 31, 2001 compared to an operating loss of $(431,700)(42.5% of revenue) for the three months ended March 31, 2000. This reversal to operating profitability is due to the factors described above.

        Interest expense was $80,200 for the three months ended March 31, 2001 compared to $25,100 for the three months ended March 31, 2000. Of this amount $6,400 represents the amortization of financing costs attributable to short-term loans obtained during the latter part of 2000. The remaining $73,800 primarily represents interest on these short term notes as well as interest on the convertible subordinated debenture converted in March 2001.

        Other income was $110,200 for the three months ended March 31, 2001 compared to a $20,800 expense for the three months ended March 31, 2000. This $110,200 was attributable to the favorable exchange of stock for legal services that was negotiated during the first quarter of 2001. The $24,300 gain on securities for the three months ended March 31, 2001 was attributable to the sale of 193,000 shares of eLot stock held for investment.

        For the reasons set forth above, we had income before taxes of $585,300 for the three months ended March 31, 2001 compared to a loss before taxes of $(470,800) for the three months ended March 31, 2000.

        LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001 we had cash and cash equivalents of $749,900 compared to $528,200 as of December 31, 2000. This improved cash position was in part due to the collection of receivables for games launched this quarter. Accounts receivable of $2,315,400 as of March 31, 2001 compared to $1,140,900 as of March 31, 2000 also reflects this increased game launch activity.

        As of March 31, 2001 we had a net working capital deficit of $2,013,100 However, within current liabilities is $3,102,400 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., revenue which we had already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise before a game drawing occurs). Accordingly, such liability wil not adversely impact cash flow, except to the extent that we need to purchase merchandise and subsequent fufillment costs relative to this revenue which approximates 50% of this revenue. Without such liability, working capital deficit would have been $461,900.

        As a further continuing effort to improve working capital, in January 2001, we negotiated a stock for fees exchange with two of our law firms and our investment banking firm. The cash flow savings from this exchange totaled $364,410.

       On March 19, 2000 the we signed a firm committment letter with an investor which, upon consumation, will provide $3,200,000 of new equity in the form of senior convertible preferred stockThe preferred stock will provide for 8% dividends will be convertible into 2,100,000 shares of common stock at the option of the investor. In addition, the preferred stock will be automatically converted into common stock over a 13-month period in quarterly installments.
We have paid the investor a $25,000 committment fee relating to this transaction and upon consumation of the transaction, will pay an additional fee of 2% of the consideration received.

       Our indebtedness as of March 31, 2001 was $940,000, including an installment note payable to our President and Chief Executive Officer of $229,600, a short-term note of $260,000 to our President and Chief Executive Officer and short-term notes of $460,000 to unrelated individuals. The short-term notes were obtained to bridge our then immediate cash flow needs before our new games launched. The short-term notes all mature on May 15, 2001 and will be paid from the proceeds of an equity offering currently being negotiated.

        The convertible subordinated debenture, with an outstanding balance of $558,750, was converted into common stock on March 14, 2001. Under the terms of the conversion we will continue to pay the scheduled interest payments through September 21, 2001.

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

Dated  April 11, 2001

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