Form 10KSB/A
period 2000-12-31
MDI ENTERTAINMENT INC
filed 2001-04-25
CIK 1045080

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

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

     Aggregate market value of voting stock held by non-affiliates of registrant as of March 23, 2001: $ 12,177,023
                        ----------
     Shares of Common Stock outstanding as of March 23, 2001: 11,162,306
                                                              ----------


                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

     Transitional Small Business Disclosure Format (check one): Yes ; No X
                                                                      ----



         This Amendment No. 1 to the Transition Report on Form 10-KSB for the seven-month period ended December 31, 2000, as filed on April 2, 2001, amends and restates Items 9 and 11 of Part III in their entirety.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

       Name                     Age               Position
       ----                     ---               --------
Steven M. Saferin               52        President, Chief Executive Officer and
                                          Director
Kenneth M. Przysiecki           56        Chief Financial Officer, Secretary and
                                          Director
Robert J. Wussler               64        Director
S. David Fineman                55        Director
Todd P. Leavitt                 50        Director
William G. Malloy               54        Director
Charles W. Kline                41        Vice President of Sales and Marketing
Robert R. Kowalczyk             53        Vice President and General Manager
Jonathan Betts                  41        Executive Vice President of Finance


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


Jonathan D. Betts
-----------------

     Jonathan D. Betts joined us as Executive Vice President of Finance on October 13, 2000. Mr. Betts is a founder and principal of Venture Partners Ltd. since 1986. He focuses and provides expertise in financial restructuring, capital raising, mergers and acquisitions, joint ventures and strategic relationships. He was previously associated with Technology Transitions Incorporated, a technology venture capital firm and provided managerial and financial consulting services in both turnaround and high growth situations. He has a Bachelor Degree in Electrical Engineering from Boston University.

     Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and our other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the seven months ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that an initial report of ownership was filed late by Jonathan Betts; Charles Kline and Kenneth Przysiecki each filed one report covering one transaction late; Robert Kowalczyk filed two reports covering an aggregate of two transactions late; and Venture Partners Capital and International Capital Partners each failed to file a Form 5 by the due date.

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


                                     NUMBER OF SHARES               PERCENT
NAME OF BENEFICIAL OWNER (1)        BENEFICIALLY OWNED             OF CLASS (2)

Steven M. Saferin                         3,870,169(3)                34.2%
Kenneth M. Przysiecki                       240,600                    2.1%
Charles Kline                                15,059(4)                 0.1%
Robert R. Kowalczyk                          20,000(5)                 0.2%
Jonathan Betts                            1,254,528(6)                10.1%
Robert J. Wussler                           300,000                    2.7%
Todd P. Leavitt                             100,000(7)                 0.9%
S. David Fineman                            100,000(8)                 0.9%
William G. Malloy                            60,599(9)                 0.5%
International Capital Partners, LLC       1,260,094                   11.3%
Scientific Games, Inc.                      708,333                    6.3%
eLot, Inc.                                1,000,000(10)                8.2%
Venture Partners Capital, LLC             1,203,553(11)                9.7%
All directors and executive
officers as a group (9 persons)           5,960,955                   47.0%



(1)     The address for Messrs. Saferin, Przysiecki, Kline, Kowalczyk,
        Betts, Leavitt, Fineman, Malloy and Wussler is c/o MDI Entertainment, Inc., 201 Ann Street, Hartford, Connecticut 06103. The address for International Capital Partners, LLC is c/o Foley, Hoag & Eliot, LLP, One Post Office Square, Boston, MA 02109. The address for Scientific Games, Inc. is 1500 Bluegrass Lakes Parkway, Alpharetta, GA 30004. The address for eLot, Inc. is 301 Merritt Corporate Park, Norwalk, CT 06851. The address for Venture Partners Capital LLC is Mill Crossing, P.O. Drawer 9, Kensington, CT 06037.

(2) Shares of Common Stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of Common Stock are exercisable or convertible within 60 days of the date of this Form 10-KSB.

(3) Includes 150,000 shares of Common Stock which are subject to currently exercisable options.

(4) Includes 6,667 shares of Common Stock which are subject to currently exercisable options and 1,725 shars of Common Stock held jointly with his spouse.

(5) Includes 10,000 shares of Common Stock which are subject to currently exercisable options.

(6) Includes 500 shares of Common Stock beneficially owned directly by a profit sharing plan for which Mr. Betts is the trustee. Also includes 1,203,553 shares of Common Stock issuable upon the exercise of warrants, held by Venture Partners Capital, LLC, of which Mr. Betts is an affiliate. (See note 11 below.) Also includes 50,000 shares of Common

        Stock held by Venture Partners, Ltd., of which Mr. Betts is an affiliate.

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

(11) Represents 1,203,553 shares of Common Stock issuable upon the exercise of warrants.

                                 SIGNATURE PAGE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MDI ENTERTAINMENT, INC.


             SIGNATURE                               TITLE                        DATE
   /s/ Steven M Saferin               President, Chief Executive             April 23, 2001
------------------------------------  Officer and Director
Steven M. Saferin


     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                        DATE


   /s/ Steven M. Saferin                President, Chief Executive Officer        April 23, 2001
------------------------------------    and Director
Steven M. Saferin                       (Principal Executive Officer)


   /s/ Kenneth M Przysiecki             Chief Financial Officer, Secretary        April 23, 2001
------------------------------------    and Director
Kenneth M. Przysiecki                   (Principal Financial Officer)


   /s/ Robert J. Wussler                Director                                  April 18, 2001
------------------------------------
Robert J. Wussler

   /s/ S. David Fineman                 Director                                  April 20, 2001
------------------------------------
S. David Fineman

   /s/ Todd Leavitt                     Director                                  April 20, 2001
------------------------------------
Todd Leavitt

   /s/ William G. Malloy                Director                                  April 20, 2001
------------------------------------
William G. Malloy