Form 10QSB
period 2001-06-30
MDI ENTERTAINMENT INC
filed 2001-08-14
CIK 1045080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

                         Commission File Number: 0-24919

                             MDI Entertainment, Inc.
                -------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          Delaware                                  73-1515699
          --------                                 -------------
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

As of August 10, 2001 11,172,306 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                               ---   -

                    MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX


                                                                                                   Page
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements........................................................................1

Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000...................1

Consolidated Statements of Operations (unaudited) for the six months ended
 June 30, 2001 and 2000.............................................................................2

Consolidated Statements of Operations (unaudited) for the three months ended
 June 30, 2001 and 2000.............................................................................3

Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the six
 months ended June 30, 2001 (unaudited).............................................................4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2001 and 2000.......................................................................5

Notes to Unaudited Consolidated Financial Statements................................................6


Item 2. Management's Discussion and Analysis........................................................9


PART II OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................21

Item 2. Change in Securities and Use of Proceeds...................................................22

Item 4. Submission of Matters to a Vote of Security Holders........................................23

Item 6. Exhibits and Reports on Form 8-K...........................................................23

   Signatures......................................................................................24

                                     PART I
                              FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                    June 30,              December 31,
                                                                     2001                    2000
                                                               ----------------      ----------------
                          ASSETS                                 (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                        $  358,606            $  528,151
   Investment securities
      available-for-sale                                                     -               180,000
   Accounts receivable                                               2,761,081             1,140,919
   Inventory                                                           709,968               285,301
   Other current assets                                                480,771               451,983
                                                               ----------------      ----------------

        Total current assets                                         4,310,426             2,586,354
                                                               ----------------      ----------------
PROPERTY AND EQUIPMENT, at cost:
   Equipment                                                           261,110               250,456
   Furniture and fixtures                                              120,361               120,361
                                                               ----------------      ----------------
                                                                       381,471               370,817
   Less:  Accumulated depreciation                                    (239,829)             (212,137)
                                                               ----------------      ----------------

   Property and equipment, net                                         141,642               158,680
                                                               ----------------      ----------------

OTHER ASSETS:
   Licensing costs, net                                              1,594,313             1,397,680
   Other (Note 3)                                                      220,071               363,482
                                                               ----------------      ----------------

        Total other assets                                           1,814,384             1,761,162
                                                               ----------------      ----------------

        Total assets                                                $6,266,452            $4,506,196
                                                               ================      ================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)

                                                                                 June 30,               December 31,
                                                                                   2001                     2000
                                                                            --------------------    ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  (unaudited)
CURRENT LIABILITIES:
   Billings in excess of costs and estimated earnings
      on uncompleted contracts (Note 2)                                              $3,465,888            $2,888,985
   Current portion of long term debt                                                    477,740               955,006
   Accounts payable                                                                   1,128,978             1,378,444
   Accrued expenses                                                                     856,621               204,400
   Income taxes payable (Note 5)                                                         21,107                 9,871
                                                                            --------------------    ------------------

        Total current liabilities                                                     5,950,334             5,436,706


SUBORDINATED CONVERTIBLE DEBENTURE (Note 4)                                                   -               553,125
                                                                             --------------------    ------------------

        Total liabilities                                                             5,950,334             5,989,831
                                                                             --------------------    ------------------

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 4 and 6):
   Common stock                                                                          11,172                10,505
   Convertible preferred stock-Series B                                                       1                     1
   Convertible preferred stock-Series C (Note 10)                                             -                     -
   Additional paid-in capital                                                         5,783,228             5,061,596
   Accumulated deficit                                                               (5,478,283)           (6,555,737)
                                                                            --------------------    ------------------

       Total shareholders' equity (deficit)                                             316,118           (1,483,635)

       Total liabilities and                                                --------------------    ------------------
          shareholders' equity (deficit)                                             $6,266,452            $4,506,196
                                                                            ====================    ==================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Six months ended
                                                                                        June 30,
                                                                               2001                  2000
                                                                        -------------------    ------------------
                                                                           (unaudited)            (unaudited)
REVENUE                                                                        $ 6,685,465            $2,730,863

COST OF REVENUES                                                                 3,724,105             1,865,363
                                                                        -------------------    ------------------
    Gross profit                                                                 2,961,360               865,500

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                       1,785,101             1,844,536
TERMINATED MERGER EXPENSES (NOTE 8)                                                      -               727,025
COST OF UNSUCCESSFUL FUNDING (NOTE 7)                                               89,633                     -
                                                                        -------------------    ------------------
     Operating profit (loss)                                                     1,086,626            (1,706,061)

INTEREST EXPENSE, net                                                              119,972                41,499
OTHER (INCOME) EXPENSE                                                            (110,166)               57,218
GAIN ON SALE-INVESTMENT SECURITIES, net                                            (12,669)                    -
                                                                        -------------------    ------------------

     Income (loss) before provision for income taxes                             1,089,489            (1,804,778)

PROVISION FOR INCOME TAXES (Note 5)                                                 12,035                 2,329
                                                                        -------------------    ------------------

     Net income (loss)                                                         $ 1,077,454          $ (1,807,107)
                                                                        ===================    ==================


Basic Earnings (Loss) Per Common Share (Note 6)                                       $.10                $ (.20)
                                                                        ===================    ==================

Diluted Earnings (Loss) Per Common Share (Note 6)                                     $.09                $ (.20)
                                                                        ===================    ==================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Three months ended
                                                                                       June 30,
                                                                               2001                2000
                                                                        -------------------  ------------------
                                                                           (unaudited)          (unaudited)
REVENUE                                                                        $ 3,563,467          $1,715,901

COST OF REVENUES                                                                 2,004,222           1,197,492
                                                                        -------------------  ------------------
    Gross profit                                                                 1,559,245             518,409

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                         911,557           1,065,757
TERMINATED MERGER EXPENSES (NOTE 8)                                                      -             727,025
COST OF UNSUCCESSFUL FUNDING (NOTE 7)                                               89,633                   -
                                                                        -------------------  ------------------
     Operating profit (loss)                                                       558,055          (1,274,373)

INTEREST EXPENSE, net                                                               42,212              23,125
OTHER EXPENSE                                                                            -              36,441
LOSS ON SALE-INVESTMENT SECURITIES, net                                             11,637                   -
                                                                        -------------------  ------------------
     Income (loss) before provision for income taxes                               504,206          (1,333,939)

PROVISION FOR INCOME TAXES (Note 5)                                                  4,035                   -
                                                                        -------------------  ------------------
     Net income (loss)                                                          $  500,171         $(1,333,939)
                                                                        ===================  ==================


Basic Earnings (Loss) Per Common Share (Note 6)                                       $.04               $(.15)
                                                                        ===================  ==================

Diluted Earnings (Loss) Per Common Share (Note 6)                                     $.04               $(.15)
                                                                        ===================  ==================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                           For the six months ended June 30, 2001
                                        (Unaudited)

                                                          Shares               Amount
                                                      ---------------    --------------------
Preferred Stock, par value $.001 per share
   authorized 5,000,000 shares:

    Series B, liquidation amount $2,252.25 per
    share:
         Balance, December 31, 2000                              444                  $    1

    Series C (Note 10)                                             -                       -
                                                     ---------------    --------------------
         Balance, June 30, 2001                                  444                       1
                                                     ===============    --------------------

Common Stock, par value $.001 per share,
   authorized 25,000,000 shares:
        Balance, December 31, 2000                        10,505,872                  10,505
        Stock options exercised                               28,934                      29
        Issuance of common stock                             262,500                     263
        Conversion of subordinated debenture                 375,000                     375
                                                      ---------------    --------------------

        Balance, June 30, 2001                            11,172,306                  11,172
                                                      ===============    --------------------

Additional Paid-in Capital:
        Balance, December 31, 2000                                                 5,061,596
        Stock options exercised                                                        6,571
        Issuance of warrants                                                          28,001
        Issuance of common stock                                                     269,025
        Conversion of subordinated debenture                                         418,035
                                                                         --------------------

        Balance, June 30, 2001                                                     5,783,228
                                                                         --------------------

Accumulated Deficit:
        Balance, December 31, 2000                                                (6,555,737)
        Net income                                                                 1,077,454
                                                                         --------------------

        Balance, June 30, 2001                                                    (5,478,283)

                                                                         --------------------

Total Shareholders' Equity as of June 30, 2001                                    $  316,118
                                                                         ====================


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

          MDI ENTERTAINMENT, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                          2001               2000
                                                                                     ----------------   ----------------
                                                                                       (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $1,077,454        $(1,807,107)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
              Depreciation and amortization                                                  416,368            160,136
              Stock based compensation                                                             -            127,007
              Gain on sale of investments, net                                               (12,669)                 -
              Change in assets and liabilities:
                     Increase in accounts receivable                                      (1,620,162)          (842,123)
                     Increase in inventory                                                  (424,667)          (115,302)
                     Increase in licensing costs                                            (563,484)          (140,370)
                     Increase in other assets                                                (13,916)           (81,158)
                     Increase in accounts payable                                             19,822            723,652
                     Increase in accrued expenses                                            652,221            312,976
                     Increase (decrease) in income taxes payable                              11,236             (2,463)
                     Increase in deferred revenue                                                  -            117,208
                     Increase in billings in excess of costs
                         and estimated earnings on uncompleted contracts                     576,903            531,908
                                                                                     ----------------   ----------------

              Net cash provided by (used for) operating activities                           119,106          (1,015,636)
                                                                                     ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                       (10,654)           (21,347)
    Proceeds of sale of investments                                                          192,669                  -
                                                                                     ----------------   ----------------

              Net cash provided by (used for) investing activities                           182,015            (21,347)
                                                                                     ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                       (477,266)           (13,849)
    Proceeds from exercise of common stock options                                             6,600             42,350
    Other                                                                                          -              4,546
                                                                                     ----------------   ----------------

              Net cash (used for) provided by financing activities                          (470,666)            33,047
                                                                                     ----------------   ----------------

NET DECREASE IN CASH                                                                        (169,545)        (1,003,936)

CASH, beginning of the period                                                                528,151          1,019,456
                                                                                     ----------------   ----------------

CASH, end of the period                                                                    $ 358,606         $   15,520
                                                                                     ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                                          $  56,213           $ 25,939
         Income taxes                                                                      $     799           $  4,047
    Non-cash investing and financing activities:
         Preferred stock dividend paid in common stock                                     $       -           $ 11,642
         Imputed interest on subordinated convertible debenture                            $   5,625           $ 11,250
         Conversion of subordinated debenture into common stock                            $ 418,410           $      -
         Common stock issued for services                                                  $ 269,025           $      -
         Expenses related to warrants                                                      $       -           $ 32,750


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR SIX MONTHS ENDED JUNE 30, 2001

1.       PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

         Information in the accompanying interim consolidated financial statements and notes to the financial statements of MDI Entertainment, Inc. and subsidiary (MDI or the Company) for the six-month periods ended June 30, 2001 and 2000 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the seven months ended December 31, 2000.

2.       REVENUE AND COST RECOGNITION

         Revenue is derived from various lottery game contracts (mainly with states) between the Company and the lotteries. The Company provides second chance prize packages consisting of grand prizes and various merchandise prizes. The Company also provides marketing support related to each of the games and obtains the appropriate licenses for the right to use these properties. Many of the lottery contracts require the lotteries to pay upon signing of the contract; therefore, MDI defers this revenue and recognizes the revenue based on the terms of the applicable game.

         Revenues from the lottery game contracts that are greater than one year are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contract basis. This method is utilized since management considers cost incurred to be the best available measure of progress on these contracts. Contracts costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of June 30, 2001, no losses were expected from existing contracts.

         The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.       OTHER ASSETS

         Other assets at June 30, 2001 consisted primarily of prepaid financing costs and security deposits. Other assets at December 31, 2000 also included deferred financing costs related to the subordinated convertible debenture described in Note 4. These costs were charged to additional paid-in capital when the debenture was converted into common stock on March 14, 2001.

4.       SUBORDINATED CONVERTIBLE DEBENTURE

         On September 21, 1999, the Company issued a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000. The debenture was converted on March 14, 2001, as discussed below. The Debenture bore interest at 7% per annum and was payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture was convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares of common stock and was convertible at the Company's option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock is registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeded $3.00 per share.

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

5.       INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and tax return. SFAS No. 109 provides for recognition of deferred tax assets for all future deductible temporary differences that, more likely than not, will provide a future benefit. As of June 30, 2001 and December 31, 2000, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards. A valuation allowance has been established for the full amount of this deferred tax asset. The primary difference between the Company's effective tax rate and the statutory tax rate is the utilization of the net operating loss carryforwards and the related reversal of the valuation allowance.

6.       EARNINGS PER SHARE

         Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the fiscal period. For the three and six months ended June 30, 2001, common share equivalents represented convertible preferred stock and dilutive stock options and warrants using the treasury method. For the three and six months ended June 30, 2000, preferred stock convertible into 1,015,000 shares of common stock, a subordinated debenture convertible into 375,000 shares of common stock, warrants to purchase 817,895 shares of common stock and options to purchase 974,166 shares of common stock were excluded from the calculation of the diluted earnings per share since their inclusion would be anti-dilutive.

         The net income (loss) available to common shareholders and the number of shares used in the earnings (loss) per common share and earnings (loss) per dilutive share computation for 2001 and 2000 were as follows:

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                       -------------------------------------
                                               2001                 2000

  Net income (loss)                        $1,077,454          $(1,807,107)

  Preferred stock dividends                         -              (21,785)

                                       ---------------      ----------------
  Net income (loss) applicable
    to common shareholders                 $1,077,454          $(1,828,892)
                                       ===============      ================


                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                       -------------------------------------
                                              2001                 2000
  Basic:

  Average number of common
    shares outstanding                     11,018,145             8,968,793
                                                                ===========
  Dilutive:

  Dilutive effect of options,
    warrants and
    convertible securities                  1,610,131              not
                                                                applicable
                                       ---------------
  Average dilutive common
    shares outstanding                     12,628,276
                                       ===============


                                                THREE MONTHS ENDED
                                                    JUNE 30,
                                       -------------------------------------
                                               2001                 2000

  Net income (loss)                        $  500,171          $(1,333,939)

  Preferred stock dividends                         -              (10,143)

                                       ---------------      ----------------
  Net income (loss) applicable
    to common shareholders                 $   500,171          $(1,344,082)
                                       ===============      ================


                                                THREE MONTHS ENDED
                                                    JUNE 30,
                                       -------------------------------------
                                              2001                 2000
  Basic:

  Average number of common
    shares outstanding                     11,172,306             9,060,106
                                                                ===========
  Dilutive:

  Dilutive effect of options,
    warrants and
    convertible securities                  1,610,131              not
                                                                applicable
                                       ---------------
  Average dilutive common
    shares outstanding                     12,782,437
                                       ===============

7.       COST OF UNSUCCESSFUL FUNDING

         The Company recorded an expense for $89,633, for costs relating to the placement and issuance of its Series C Preferred Stock to Oxford International, Inc. These costs include legal, accounting and investment banking fees paid or accrued during the six-month period ended June 30, 2001. (See Note 10 "Subsequent Event")

8.       TERMINATED MERGER EXPENSES

         The Company entered into an Agreement and Plan of Merger with The Lottery Channel, Inc. and the Company's wholly-owned subsidiary (established to facilitate the merger), MDI Acquisition, Inc., dated as of January 26, 2000. The obligations of MDI Acquisition, Lottery Channel and the Company to effect the merger were subject to the fulfillment of a number of conditions including, among others, the consummation of certain contemplated investments and receipt of third party consents. Certain of such conditions were not met, and on August 25, 2000, the Company sent a notice of termination to The Lottery Channel terminating the Agreement and Plan of Merger. In accordance with generally accepted accounting principles, $727,025 of costs related to the proposed merger were written off, as reflected in the accompanying financial statements. Subsequently, by letter dated August 28, 2000, Lottery Channel responded by purporting to terminate the merger agreement due to MDI's breach. The letter claimed that the Company was responsible for all cost and expenses incurred in connection with the transaction. The Company disputes this assertion.

         On November 7, 2000, the Company and its subsidiary, MDI Acquisition, Inc., were notified that they had been named as defendants in a complaint filed by the Lottery Channel on November 2, 2000 in the Hamilton County, Common Pleas Civil Division, Cincinnati, Ohio, arising from a decision to terminate its merger agreement with Lottery Channel. Lottery Channel is seeking to recover $1,763,343.29 in costs and expenses, damages in excess of $25,000, attorney's fees and costs in prosecuting the action, punitive damages and any other relief to which it is entitled. The Company believes that the lawsuit is without merit and is vigorously defending its position, and is asserting a variety of counterclaims against Lottery Channel, including a demand that Lottery Channel pay certain expenses under the termination provisions of the merger agreement. The lawsuit alleges that the Company (i) breached the merger agreement by failing to fulfill certain conditions necessary to obligate the Company to close the merger and by entering into an agreement with a competitor of Lottery Channel and (ii) breached its fiduciary duty to Lottery Channel by entering into an agreement with a competitor of Lottery Channel. The two conditions specifically cited in the complaint are the requirement of a $10 million investment by the National Broadcasting Company ("NBC"), the partial owner and strategic partner of Lottery Channel, and the raising of an additional $5 million in equity as part of a private placement. It is the Company's position that the condition for NBC to invest $10 million, as well as to amend its stock purchase agreement with Lottery Channel, were conditions that Lottery Channel was obligated to, but did not fulfill. The condition that $5 million in additional equity be raised was not satisfied by Lottery Channel for a variety of reasons, including the legislative environment relating to activities in Congress with respect to the Internet sale of lottery tickets and because of the change in financial markets relating to Internet companies. There can be no assurance as to the outcome of any such litigation. Steven M. Saferin, the Company's President and Chief Executive Officer, has filed a complaint, in his individual capacity, against Roger W. Ach II, the President and Chief Executive Officer of Lottery Channel, seeking $108,000 plus interest as payment for a promissory note, due July 30, 2000. Also, on December 19, 2000, the Company filed a complaint in the United States District Court for the Southern District of New York against John Doe, seeking compensatory and punitive damages for defamation occurring on Internet message boards.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Adoption of FASB 142 is required beginning with the first quarter of 2002. The
Company has no planned or anticipated business combinations which would be affected by FASB 141. The Company's intangible amortization policies are consistent with FASB 142. Therefore, the implementation of these two standards is not expected to have a material impact on the Company's financial condition or results of operations.

10.      SUBSEQUENT EVENT

         The Company entered into a Stock Purchase Agreement with Oxford International, Inc. ("Oxford") with an effective date of April 25, 2001. Pursuant to that Agreement, the Company issued to Oxford 2,100 shares of Series C Preferred Stock (the "Series C Stock") representing approximately 15.8% of the outstanding common stock of MDI on an as converted basis. The Company anticipated receipt of $3,200,000 in cash from this transaction.

         Oxford failed to pay the consideration of $3,200,000 required by the April 25, 2001 Stock Purchase Agreement, and because of this failure, the Company did not release its stock to Oxford and did not consider the transaction consummated.

         The Company entered into an "Agreement" with Oxford with an effective date of July 9, 2001 whereunder the Company agreed to accept securities of two publicly traded companies valued in excess of $3.2 million, by reference to the closing prices of such securities, as of the date of its receipt of the securities in lieu of the cash investment Oxford agreed to make under the April 25, 2001 Stock Purchase Agreement. Among other things, Oxford agreed that it would not be entitled to nominate one member to the Company's Board of Directors; that it could not require performance of any matters under the Stock Purchase Agreement and Certificates of Designation up to the date of July 9, 2001 Agreement, including but not limited to payments of dividends; and that the Certificate of Designations was null and void.

         Subsequent to the receipt of the securities of the two publicly traded companies from Oxford, the issuers of those securities and the Federal Bureau of Investigation made assertions about Oxford. The FBI notified the Company of its investigations of Oxford, but did not make any assertions concerning the Company or any of its officers or directors. Neither the Company nor its officers and directors are under any investigation by the FBI as part of their investigation of Oxford. The Company was advised that, in the view of the issuers of the publicly traded securities and the FBI, the securities it received from Oxford are or may be subject to a dispute between the issuers and Oxford, which could impair the liquidity and value of the securities. If the liquidity and value of the securities were, in fact, impaired, then the Company believes it may have been defrauded by Oxford.

         By letter dated July 27, 2001, the Company notified Oxford that, pursuant to the July 9th Agreement, it was exercising its right to exchange the publicly traded securities it received from Oxford for all of the Company's stock issued to Oxford.

         Oxford has refused to honor the Company's exchange right. On August 6, 2001, the Company filed a Motion For Temporary Restraining Order and Preliminary Injunction and a Verified Complaint in the United States District Court of the District of Maryland against Oxford and Gregory C. Dutcher. See "Item 1: Legal Proceedings."

         Upon the filing of the Company's Form 8-K on July 16, 2001 reporting these issues, NASDAQ halted trading in its securities. On such date, the Company also received a letter from NASDAQ asking it to respond to various questions, which the Company responded to by the July 20, 2001 deadline. Representatives of the Company met with NASDAQ both on July 30 and August 7, 2001 to discuss the contents of that submission and other issues concerning the Company's financing transaction with Oxford.

         The Company agreed with NASDAQ that, since the Company exercised its right of exchange under the Agreement dated July 9, 2001, it no longer meets the net tangible asset maintenance requirements for continued listing on the NASDAQ SmallCap Market. Therefore, the Company is in the process of seeking to move the trading of its securities to the Over-The-Counter Bulletin Board. NASDAQ is cooperating with the Company in this transition. If, in the future, the Company meets the criteria for listing on NASDAQ, it may elect to reapply for such listing.

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

         Our principal business has been the scratch ticket segment of the government lottery industry. We are a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties, and our lottery promotions feature such properties licensed by us. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as logo bearing T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of Harley-Davidson(R), Harley-Davidson 1200 Sportster motorcycles.

         We developed our strategy of identifying such properties in early 1996. Prior to that time, we had developed a series of promotions that utilized popular videotapes, compact discs and audiocassettes as second chance lottery prizes. Those promotions enabled us to develop an expertise in sourceing and distributing products as second chance lottery prizes and to develop a reputation with lottery personnel as a reliable organization attuned to the special needs of lotteries and their players.

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

         Our second source of lottery revenue is the sale of logo bearing merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the property the lottery is utilizing. Typically, we purchase merchandise from other licensees of the property and resell the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling and any marketing support we provide the lottery, such as brochures, posters or other advertising assistance for which there are no separate charges.

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

         We are in continuous negotiations to obtain additional licensed properties, including those from professional sports leagues, and to extend some existing licenses. We expect to reach several agreements over the next six to 12 months; however we cannot assure you that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.

        RECENT DEVELOPMENTS

         By letter dated July 27, 2001, we exercised our option to exchange securities received from Oxford, International, Inc. for all of our stock, which we had a right of exchange under the Agreement dated July 9, 2001.

         Under the April 25, 2001 Stock Purchase Agreement, Oxford was to pay $3.2 million in cash. Under the July 9, 2001 Agreement, we agreed to accept securities of two publicly traded companies, valued in excess of $3.2 million by reference to the closing prices of such securities as of the date of its receipt of the securities in lieu of the cash investment Oxford agreed to make under the April 25, 2001 Stock Purchase Agreement.

         Subsequent to our receipt of the securities of the two publicly traded companies from Oxford, the issuers of those securities and the Federal Bureau of Investigation made assertions about Oxford. The FBI notified us of its investigations of Oxford, but did not make any assertions concerning MDI or any of its officers or directors. Neither MDI nor its officers and directors are under any investigation by the FBI as part of their investigation of Oxford. We were advised that, in the view of the issuers of the publicly traded securities and the FBI, the securities we received from Oxford are or may be subject to a dispute between the issuers and Oxford, which could impair the liquidity and value of the securities. If the liquidity and value of the securities were, in fact, impaired, then we believe we may have been defrauded by Oxford.

         Oxford has refused to honor our exchange right. On August 6, 2001, we filed a Motion For Temporary Restraining Order and Preliminary Injunction and a Verified Complaint in the United States District Court of the District of Maryland against Oxford and Gregory C. Dutcher. See "Item 1: Legal Proceedings."

         Upon the filing of our Form 8-K on July 16, 2001, reporting these issues, NASDAQ halted trading in our securities. On such date, we also received a letter from NASDAQ asking us to respond to various questions, which we responded to by the July 20, 2001 deadline. We met with NASDAQ both on July 30 and August 7, 2001 to discuss the contents of that submission and other issues concerning our financing transaction with Oxford.

         We agreed with NASDAQ that, since the we have exercised our right of exchange under the Agreement, we no longer meet the net tangible asset maintenance requirements for continued listing on the NASDAQ SmallCap Market. Therefore, we are in the process of seeking to move the trading of our securities to the Over-The-Counter Bulletin Board. NASDAQ is cooperating with us in this transition. If, in the future, we meet the criteria for listing on NASDAQ, we may elect to reapply for such listing.

        OPERATIONAL RESULTS

         This quarter ended June 30, 2001 continues the trend of profitable operations started in the first quarter of fiscal year 2001. As we indicated after the termination of our merger with The Lottery Channel in August 2000, and through the ensuing months, our focus has been on developing our core business. The results of this second profitable quarter in this fiscal year reflect that focus. Our revenue of over $3.6 million is a new record for any single quarter. Our revenue for the three months ended June 30, 2001 is more than twice our revenue for the same three-month period ended June 30, 2000, and we have earned $.04 per common share as opposed to a loss of $(.15) per share for the same period in 2000. We believe our core business is strong. Our contract backlog continues to be strong and our games continue to perform well in the marketplace. We believe the acceptance of licensed games by lotteries in North America has never been higher. It is our aim to continue to focus on the core business as we strive to increase shareholder value, build a more successful company and become the leader in our market.

        INTERNET PLATFORMS

         Our value-added initiative to provide customers with Internet components related to our licensed games is being perceived positively by the lottery industry, based on the performance of the first three such initiatives that were introduced in January 2001 in New Jersey (Elvis), Kentucky (Elvis) and Indiana (SPAM). All three lotteries have determined to retain our Internet service for upcoming new promotions, using the model that we implemented for Indiana. This model enables a lottery consumer to register non-winning tickets for second chance merchandise drawings on the Internet, instead of going to the expense of physically mailing the tickets to the lottery, thus providing a tangible convenience and a real cost savings for lottery consumers.

        LICENSES AND CONTRACTS

         Thirty-five MDI-licensed lottery promotions were underway in North America and Australia at the end of the second quarter ended June 30, 2001, with 17 game introductions during the quarter joining another 18 games on sale prior to the beginning of the quarter. With at least 16 more promotions already launched after the end of the second quarter or scheduled to launch prior to the end of the fiscal year, 2001 will mark the first time that lotteries have launched more than 50 of our proprietary game promotions in a single fiscal year.

         During the quarter ended June 30, 2001, we had active licensed games on sale in 19 of the 39 government lottery jurisdictions in the United States and three of the five provincial lotteries in Canada. The quarter also saw the launch of our first offshore licensed lottery game contracted by the New South Wales' Lottery Commission.

         In addition to the launch of the first MDI-licensed lottery game in New South Wales, the milestone quarter saw our products continue to break into new major lottery markets. Following the launch of Harley-Davidson(R) by the California Lottery (ranked 9th largest lottery in the world in total sales according to LaFleur's 2000 World Lottery Almanac, TLF Publications, 2000) at the end of the first quarter, second quarter promotion launches included the first-ever MDI licensed games to be introduced by the Michigan Lottery Commission (ranked 18th worldwide). Additionally, in the second quarter, the Illinois Lottery (ranked 21st worldwide) made final preparations for their first MDI-licensed game, Harley-Davidson(R), with a mid-July launch.

         Some of the licensed games launched during the second quarter ended June 30, 2001 include:

Indiana Lottery            NASCAR Drivers (June 15)
Iowa Lottery               NASCAR Drivers (April 9)
Kentucky Lottery           NASCAR Drivers (April 30)
Maine Lottery              NASCAR Drivers (June 21)
Michigan Lottery           Harley-Davidson (April 30)
New Hampshire Lottery      Elvis Presley (June 15)
New Jersey Lottery         SPAM (April 23)
New Mexico Lottery         Harley-Davidson (May 14)
New South Wales
  Lotteries                Elvis Presley (May 21)
Oregon Lottery             Harley-Davidson (June 5)
Pennsylvania Lottery       NASCAR Drivers (May 1); Harley-Davidson (June 5)
South Dakota Lottery       SPAM (April 30); NASCAR Drivers (May 1)
Wisconsin Lottery          Louisville Slugger (April 1); CMT (June 18);
                           TABASCO (June 25)

         Two of MDI's licensed lottery properties, CMT/Country Music Television and TABASCO, saw their first representation on lottery tickets during the second quarter of fiscal 2001, with the Wisconsin Lottery's introduction of the scratch games CMT Jammin' Country and TABASCO Hot Cash.

        We have just reached an agreement, in principle, with the Multi-State Lottery Association ("MUSL"), the consortium of 22 Lotteries that run Powerball, for what amounts to a first of its kind promotion in the industry. A minimum of 16 of the jurisdictions represented by MUSL have indicated agreement to purchase a generic Powerball advertising campaign from us starring the American musical icon Ray Charles. We are currently drafting documents representing our final agreement with MUSL, however, we cannot provide assurance that these will be approved and executed by MUSL. This would be the first time that this many lotteries have attempted to use the same creative entity to promote a lottery product. We are very excited about the potential that this agreement has for the Company and we are working on similar projects elsewhere.

        We have also reached an agreement, in principle, with the Federation Internationale De Football ("FIFA"). FIFA sponsers the World Cup soccer competition, which is the biggest sporting event in the world. We have been pursuing the World Cup license for some time now. ISL, the organization formerly representing FIFA, went bankrupt about 90 days ago. The marketing rights, held by ISL, reverted to FIFA. This presented us with an opportunity to obtain the World Cup license. We are currently drafting documents representing our final agreement with FIFA, however, we cannot provide assurance that these will be approved and executed by FIFA. We believe that if this agreement is executed it will provide us with tremendous opportunities for international growth in sales of licensed games.

                                                                                  Six months ended June 30,
                                                              -----------------------------------------------------------

                                                                     2001        %              2000             %
                                                                     ----        -              ----             -
   Revenue                                                       $ 6,685,465   100.0%          $2,730,863      100.0%

   Cost of revenues                                                3,724,105    55.7%           1,865,363       68.3%
                                                              -----------------------------------------------------------

      Gross profit                                                 2,961,360    44.3%             865,500       31.7%


   Selling, general and administrative expenses                    1,785,101    26.7%           1,844,536       67.6%
   Terminated merger expenses                                              -     0.0%             727,025       26.6%
   Cost of unsuccessful funding                                       89,633     1.3%                   -        0.0%
                                                              -----------------------------------------------------------

      Operating profit (loss)                                      1,086,626    16.3%          (1,706,061)     -62.5%

   Interest expense                                                  128,745     1.9%              50,488        1.8%
   Interest income                                                    (8,773)   -0.1%              (8,989)      -0.3%
   Other (income) expense                                           (110,166)   -1.6%              57,218        2.1%
   Gain on sale-investment securities, net                           (12,669)   -0.2%                   -        0.0%
                                                              -----------------------------------------------------------

     Income (loss) before provision for income
         taxes                                                     1,089,489    16.3%          (1,804,778)     -66.1%

   Provision for income taxes                                         12,035     0.2%               2,329        0.1%
                                                              -----------------------------------------------------------

      Net income (loss)                                          $ 1,077,454    16.1%       $  (1,807,107)     -66.2%
                                                              ===========================================================


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Results for the first half of the year ended December 31, 2001 reflect a 145% increase in revenue as our Harley-Davidson(R) license "leads the pack" of launching increased revenue and profitability half way through the new year. Revenue for the six months ended June 30, 2001 was $6,685,500 compared to $2,730,900 for the six months ended June 30, 2000. Harley-Davidson(R), which launched in seven states during the six month period ended June 30, 2001, accounted for 42.3% of our revenue for the 2001 period. This was followed by one of our newest properties, Elvis(R), which accounted for 15.3% of revenue. Not far behind were, SPAM(R) (8.8% of revenue), Betty Boop(R) (8.1% of revenue) and NASCAR(R) Drivers (7.7% of revenue). The remaining 17.8% of revenue was from seven other licensed properties. We have continued to penetrate new markets. Sales in one new state alone, California, amounted to $997,000 for the six months ended June 30, 2001.

         Cost of revenue as a percentage of revenue decreased to 55.7% from 68.3% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This decrease in the cost ratio reflects our ability to achieve a higher gross profit due to product mix and creative game design.

         The gross profit increased in the six months ended June 30, 2001 to $2,961,400 (44.3% of revenue) compared to $865,500 (31.7 % of revenue) for the six months ended June 30, 2000. This represents a gross profit percentage increase of 39.7% over the six months ended June 30, 2000.

         Selling, general and administrative expenses were $1,785,100 (26.7% of revenue) for the six months ended June 30, 2001 compared to $1,844,500 for the six months ended June 30, 2000. Salaries and employee benefits increased approximately $135,000 during the first six months of 2001 compared to the same period in 2000 due to the increased sales staffing to develop our regional sales reorganization which helped to maintain our sales backlog of $15.5 million as of June 30, 2001. Total selling general and administrative expenses for the six months ended June 30, 2001 are lower primarily due to the reduction of lobbying expenses of $80,000 and $103,000 of employee stock option expense as compared to the six months ended June 30, 2000.

         Costs of unsuccessful funding of $ 89,600 for the six months ended June 30, 2001 includes legal, accounting and investment banking fees associated with our unsuccessful placement of our Series C Preferred Stock with Oxford International, Inc. which is discussed in greater detail in "Item 1 Legal Proceedings."

         Terminated merger expenses for the six months ended June 30, 2000 of $727,000 relate to our unsuccessful merger with The Lottery Channel, Inc.

         Operating income was $1,086,600 (16.3% of revenue) for the six months ended June 30, 2001 compared to an operating loss of $(1,706,061)(62.5% of revenue) for the six months ended June 30, 2000. This substantial positive net change of $2,792,700 is due to the factors described above.

         Interest expense was $128,700 for the six months ended June 30, 2001 compared to $50,500 for the six months ended June 30, 2000. This increase in interest expense is attributable to both interest and amortization of warrant costs associated with $720,000 of additional short-term debt outstanding during the six months ended June 30, 2001. All but $260,000 of this debt was paid off during the second quarter ended June 30, 2001.

         Other income was $110,200 for the six months ended June 30, 2001 compared to a $57,200 expense for the six months ended June 30, 2000. This $110,200 was attributable to the exchange of stock for legal services that was negotiated during the first quarter of 2001. The $57,200 expense for the six months ended June 30, 2000 represented legal fees in excess of an inventory loss judgement favorable to us.

         The gain on sale of securities of $12,669 for the six months ended June 30, 2001 was attributable to the sale of eLot stock held for investment.

         For the reasons set forth above, we had income before taxes of $1,089,500 for the six months ended June 30, 2001 compared to a loss before taxes of $(1,804,800) for the six months ended June 30, 2000.

         The foregoing resulted in a $.10 basic earnings per share and a $.09 diluted earnings per share on net income for the six months ended June 30, 2001. Had we not incurred the $89,700 of costs attributable to the unsuccessful placement of our Series C Preferred Stock our basic earnings per share would have been $.11 and diluted earnings per share would have remained at $.09. For the six months ended June 30, 2000, we had a basic and diluted loss per share of $(.20).

                                                                              Three months ended June 30,
                                                           -------------------------------------------------------------

                                                                  2001          %              2000            %
                                                                  ----          -              ----            -

  Revenue                                                     $ 3,563,467     100.0%        $1,715,901      100.0%

  Cost of revenues                                              2,004,222      56.2%         1,197,492       69.8%
                                                           -------------------------------------------------------------

     Gross profit                                               1,559,245      43.8%           518,409       30.2%


  Selling, general and administrative expenses                    911,557      25.7%         1,065,757       62.1%
  Terminated merger expenses                                            -       0.0%           727,025       42.4%
  Cost of unsuccessful funding                                     89,633       2.5%                 -        0.0%
                                                           -------------------------------------------------------------

     Operating profit (loss)                                      558,055      15.7%        (1,274,373)     -74.3%

  Interest expense                                                 48,531       1.4%            25,350        1.5%
  Interest income                                                  (6,319)     -0.2%            (2,225)      -0.1%
  Other expense                                                         -       0.0%            36,441        2.1%
  Loss on sale-investment securities, net                          11,637       0.3%                 -        0.0%
                                                           -------------------------------------------------------------

     Income (loss) before provision for income taxes              504,206      14.1%        (1,333,939)     -77.7%

  Provision for income taxes                                        4,035       0.1%                 -        0.0%
                                                           -------------------------------------------------------------

     Net income (loss)                                         $  500,171      14.0%     $  (1,333,939)     -77.7%
                                                           =============================================================


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

         Results for the second quarter of our new fiscal year ending December 31, 2001 reflect a 108% increase in revenue as our Harley-Davidson(R) license "leads the pack" of launching increased revenue and profitability into this year. Revenue for the three months ended June 30, 2001 was $3,563,500 compared to $1,715,900 for the three months ended June 30, 2000. Harley-Davidson(R), which launched in four states the second quarter of 2001, accounted for 50.6% of our revenue. One of our newest properties, Elvis(R), accounted for 14.3% of revenue. Not far behind were NASCAR(R) Drivers (14.1% of revenue) and SPAM(R) (11.5% of revenue).The remaining 9.5% represented revenue from seven other licensed properties.

         Cost of revenues as a percentage of revenue decreased to 56.2% from 69.8% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This decrease in the cost ratio reflects our ability to achieve a higher gross profit due to product mix and creative game design.

         The gross profit increased in the three months ended June 30, 2001 to $1,559,200 (43.8% of revenue) compared to $518,400 (30.2% of revenue) for the three months ended June 30, 2000. This result represents a gross profit percentage increase of 45% over the three months ended June 30, 2000.

         Selling, general and administrative expenses were $911,600 (25.7% of revenue) for the three months ended June 30, 2001 compared to $1,065,800 for the three months ended June 30, 2000. Salaries and employee benefits increased approximately $76,200 for the three months ended June 30, 2001 due to increased sales staffing to develop our regional sales reorganization, which has helped to maintain our sales backlog of $15.5 million as of June 30, 2001. However, total selling, general and administrative expenses for the three months ended June 30, 2001 are still lower than for the same period ended June 30, 2000 due to a reduction of lobbying expense of $80,000 and employee stock option expenses of $103,000 as compared to in the three months ended June 30, 2000.

         Costs of unsuccessful funding for the three months ended June 30, 2001 represented legal, accounting and investment banking fees related to our unsuccessful placement of our Series C Preferred Stock with Oxford International, Inc. which is discussed in greater detail in "Item 1 Legal Proceedings"

         Terminated merger expenses for the three months ended June 30, 2000 of $727,000 relate to our unsuccessful merger with The Lottery Channel.

         Operating income was $558,100 (15.7% of revenue) for the three months ended June 30, 2001 compared to an operating loss of $(1,274,400) (74.3% of revenue) for the three months ended June 30, 2000. This substantial positive net change of $1,832,500 is due to the factors described above.

         Interest expense was $48,500 for the three months ended June 30, 2001 compared to $25,400 for the three months ended June 30, 2000. This increase in interest expense is attributable to both interest and amortization of warrant costs associated with $720,000 of additional short-term debt outstanding during the six months ended June 30, 2001. All but $260,000 of this debt was paid off during the quarter ended June 30, 2001.

         There was no "other expense" for the three months ended June 30, 2001 compared to a $36,400 expense for the three months ended June 30, 2000 which represented legal fees in excess of an inventory loss judgement favorable to us.

         The loss on sale of investment securities of $11,600 for the three months ended June 30, 2001 was attributable to the sale of the remaining shares of eLot stock held for investment. However, we had a total gain of $12,700 on the liquidation of this investment which took place during the six months ended June 30, 2001.

         For the reasons set forth above, we had income before taxes of $504,200 for the three months ended June 30, 2001 compared to a loss before taxes of $(1,333,900) for the three months ended June 30, 2000.

         The foregoing resulted in a $.04 basic and diluted earnings per share on net income for the three months ended June 30, 2001. Had we not incurred the $89,700 of costs attributable to the unsuccessful placement of our Series C Preferred Stock, our basic and diluted earnings per share would have been $.05. For the three months ended June 30, 2000 we had a basic and diluted loss per share of $(.15).

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had cash and cash equivalents of $358,600 compared to $528,200 as of December 31, 2000. This decreased cash position was in part due to the payment of short-term notes of $460,000 late in the second quarter ended June 30, 2001. However, accounts receivable were $2,761,100 as of June 30, 2001 compared to $1,140,900 as of December 31, 2000 reflecting our increased game launch activity.

         As of June 30, 2001, we had a net working capital deficit of $1,639,900. However, within current liabilities is $3,465,900 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., revenue which we had already been paid or billed for but which cannot be recognized until we purchase the contracted merchandise before a game drawing occurs). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and incur subsequent fulfillment costs relative to this revenue, which typically approximates 50% of the related revenue. Without such liability, working capital would have been $93,050.

        As part of our continuing effort to improve working capital, in January 2001, we negotiated a stock for fees exchange with two of our law firms and our investment banking firm. The cash flow savings from this exchange totaled $269,025.

         Our indebtedness as of June 30, 2001, was $477,700, consisting of an installment note payable and a short-term note of $260,000 both payable to to our President and Chief Executive Officer. As stated earlier, we repaid $460,000 of short-term loans to unrelated parties late in the second quarter ended June 30, 2001.

         The convertible subordinated debenture, with an outstanding balance of $558,750, was converted into common stock on March 14, 2001. Under the terms of the conversion we will continue to pay the interest payments which would have been due through September 21, 2001.

         As more fully disclosed elsewhere in April 2001, we entered into an agreement to sell Series C Convertible Preferred Stock for $3.2 million. The funds were never received and attempts were made to restructure the financing transaction. We agreed to accept securities in lieu of cash. Ultimately, we determined to exercise our right to exchange these securities for our stock under the July 9, 2001 Agreement.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

            On August 6, 2001, we filed a Motion For Temporary Restraining
Order and Preliminary Injunction and a Verified Complaint in the United States District Court of the District of Maryland against Oxford International, Inc.and its principal, Gregory C. Dutcher.

           We asked the court to enter an Order and Decree to the effect that Oxford and Mr. Dutcher (and their officers, agents, servants, employees, attorneys and any persons in active concert or participation with them) shall not transfer, alienate, sell, gift, pledge without giving notice of our right to exchange, hypothecate, give, grant an option as to, or otherwise dispose in any way any of our shares of stock that we transferred to Oxford. In addition, we requested the court to set a date for a Preliminary Injunction maintaining such an Order and Decree, or alternatively, entering a mandatory injunction causing the parties to exchange our stock for the securities we received from Oxford.

            The court held a telephone conference on August 6, 2001. During the telephone conference, according to the order, Mr. Dutcher stated that he had no intention of transferring of our stock within the next 20 days. At 4:00 p.m. on August 6, 2001, the court ordered, among other things, that Oxford and Mr. Dutcher, and their officers, agents, servants, employees, attorneys, and any person in active concert or participation with them, shall not transfer or otherwise dispose in any way of any shares of our stock that were transferred to Oxford by us. The Temporary Restraining Order issued by the court will expire at 5 p.m. on August 16, 2001, unless within such time the order is extended for good cause, or unless Oxford and Mr. Dutcher consent to an extension. A copy of the Temporary Restraining Order has been forwarded to Prudential Securities Inc., whom we believe has physical possession of the Series C Preferred shares involved in this order.

            In our Verified Complaint, we alleged claims of federal and state securities fraud and common law fraud, claims of misrepresentation and breach of contract, and other claims. We asked for remedies including specific performance that Oxford and Mr. Dutcher transfer our stock to us, rescission, monetary damages and injunctive relief, as referenced above.

          Subsequently, by agreement of the parties, the material terms of the August 6, 2001 Temporary Restraining Order have been extended to September 7, 2001, with the parties to confer with the Judge during the week of September 4, 2001, to schedule a Preliminary Injunction hearing. Oxford and Mr. Dutcher, their officers, agents, servants employees, attorneys, and any person in active concert or participation with them, still cannot transfer or otherwise dispose of our stock during that time period. Information concerning the contents of this most recent Order are being forwarded to Prudential Securities, Inc., and a copy of that Order will be transmitted to Prudential Securities, Inc. as well, upon receipt of a written Order.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We entered into a Stock Purchase Agreement with Oxford International, Inc. with an effective date of April 25, 2001. Pursuant to that Agreement, we issued to Oxford 2,100 shares of Series C Preferred Stock, representing approximately 15.8% of the outstanding common stock of MDI on an as converted basis. We anticipated receipt of $3,200,000 in cash from this transaction.

         Oxford failed to pay the consideration of $3,200,000 required by the April 25, 2001 Stock Purchase Agreement, and because of this failure, we did not release its stock to Oxford and did not consider the transaction consummated.

         We entered into an "Agreement" with Oxford with an effective date of July 9, 2001 whereunder we agreed to accept securities of two publicly traded companies valued in excess of $3.2 million, by reference to the closing prices of such securities, as of the date of its receipt of the securities in lieu of the cash investment Oxford agreed to make under the April 25, 2001 Stock Purchase Agreement. Among other things, Oxford agreed that it would not be entitled to nominate one member to our Board of Directors; that it could not require performance of any matters under the Stock Purchase Agreement and Certificate of Designations up to the date of July 9, 2001 Agreement, including but not limited to payments of dividends; and that the Certificates of Designation was null and void.

            The Series C Preferred Stock originally had a liquidation preference of $1,523.81 per share, paid a cumulative preferred dividend at the rate of 8% per annum, payable in cash or common stock at our discretion, and was convertible into an aggregate of 2,100,000 shares of common stock, subject to adjustment only for events such as stock splits, stock dividends and similar events and was not adjustable or resettable based on the market price of the common stock. If not previously converted by Oxford, five hundred twenty five
(525) shares of the Series C Preferred Stock would have been automatically converted into common stock no later than 120 days from the issue date, and after a registration statement covering the full amount of the shares of common stock underlying the Series C Preferred Stock had been filed by us with the Securities and Exchange Commission, an aggregate of five hundred twenty five
(525) shares of Series C Preferred Stock would have been automatically converted into common stock every ninety (90) days. We were not permitted to create or increase the authorized number of shares of any class or series of stock ranking prior to or on parity with the Series C Preferred Stock either as to dividends or liquidation without approval of the holders of at least a majority of the then outstanding shares of Series C Preferred Stock.

            Oxford had the option of nominating one member of our Board of Directors reasonably acceptable to us so long as the sum of (i) the aggregate number of shares of common stock issuable upon conversion of the Series C Preferred Stock and (ii) aggregate number of shares of common stock owned by Oxford and its subsidiaries was equal to or greater than 2,100,000 and Oxford and its subsidiaries beneficially owned greater than ten percent (10%) of the number of shares of our common stock outstanding.

            In connection with the transaction, we issued an aggregate of 42,000 shares of common stock as an origination fee to persons affiliated with Oxford. We also contemplated paying Venture Partners Capital, LLC, a registered broker-dealer with whom our former Executive Vice President of Finance is affiliated, a $256,000 cash fee. Such fee was not paid due to the circumstances surrounding the transaction. See "Item 1. Legal Proceedings." In addition, warrants previously issued to Venture Partners Capital, LLC became exercisable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on June 8, 2001.

The following matters were voted upon at the Annual Meeting of Stockholders:

1. Proposal to amend the Company's Certificate of Incorporation to authorize staggered terms for election of directors, under which the Board of Directors will be divided into three classes, Class I, Class II and Class III as nearly equal in number as possible, to serve initial terms of one, two and three years, respectively, with each director being assigned to one of the three classes as provided by the Board.


                     NUMBER OF SHARES VOTED

          FOR                   AGAINST                ABSTAIN
--------------------------------------------------------------

          7,672,705             14,255                 504


2.      Election of a Board of Directors.

NAME                                             NUMBER OF SHARES VOTED
                                                 ----------------------

                          CLASS         FOR                  AGAINST             ABSTAIN
---------------------------------------------------------------------------------------------
Steven M. Saferin          III        9,985,869                0                     108

Robert J. Wussler            I        9,987,871                0                     406

Kenneth M. Przysiecki      III        9,935,871                0                  50,006

Todd P. Leavitt             II        9,987,869                0                     308

S. David Fineman             I        9,987,871                0                     306

William G. Malloy           II        9,987,871                0                     306

3. Proposal to increase by 800,000 shares the aggregate number of shares for which stock options may be granted under the Company's 1998 Stock Option and Award Plan.

                     NUMBER OF SHARES VOTED

          FOR                   AGAINST                ABSTAIN
--------------------------------------------------------------

          7,547,071             138,682                1,712


4. Ratification of the appointment of Arthur Andersen LLP as the independent auditors and accountants for the Company for the year ending December 31, 2001.

                         NUMBER OF SHARES

          FOR                   AGAINST                ABSTAIN
--------------------------------------------------------------

          9,974,486             13,860                 781

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

          Exhibit 4.1 Certificate of Designations for Series C Preferred Stock of MDI Entertainment (Incorporated by reference to Form 8-K filed May 2,
                                            2001).

          Exhibit 10.1 Stock Purchase Agreement, dated as of April 25, 2001, between MDI Entertainment, Inc. and Oxford International, Inc. (Incorporated by reference to Form 8-K filed May 2,
                                            2001).

          Exhibit 10.2 Agreement, dated July 9, 2001, between MDI Entertainment, Inc and Oxford International, Inc.
                                            (Incorporated by reference to Form
                                            8-K filed July 16, 2001).


(b)      Reports on Form 8-K                Filed on May 1, 2001 (Item 5: Other
                                            Events-Sale of Series C Preferred
                                            Stock to Oxford International, Inc.
                                            Oxford International, Inc.).

                                            Filed on May 2, 2001 (Item 5: Other
                                            Events-Stock Purchase Agreement with
                                            Oxford International, Inc.).

                                            Filed on July 16, 2001 (Item 5:
                                            Other Events- Amendment of Financing
                                            Agreement regarding Oxford
                                            International, Inc.).

                                            Filed on July 24, 2001 (Item 5:
                                            Other Events-NASDAQ halts trading of
                                            MDI Entertainment, Inc. securities -
                                            Press release dated July 19, 2001).

                                            Filed on July 31, 2001 (Item 5:
                                            Other Events- MDI exercises its
                                            option to exchange stock it received
                                            from Oxford International,Inc. for
                                            MDI Stock issued to Oxford;
                                            Correction to previously reported
                                            date of securities trade halt by
                                            NASDAQ).

                                            Filed on August 8, 2001 (Item 5:
                                            Other Events- Officer Changes and
                                            Filing of Temporary Restraining
                                            Order, Preliminary Injunction and
                                            Verified Complaint against Oxford
                                            International, Inc. and Gregory C.
                                            Dutcher).

                                 SIGNATURE PAGE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001




MDI ENTERTAINMENT, INC.
                                                            (Registrant)


                                         By:           /s/ Steven M. Saferin
                                                           Steven M. Saferin
                                               President and Chief Executive
                                                        Officer and Director
                                               (Principal Executive Officer)


                                             By:   /s/ Kenneth M. Przysiecki
                                                       Kenneth M. Przysiecki
     Vice President of Accounting and Administration, Secretary and Director
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX
-------------------------------------------------------------------------------

          No.                               Description

          4.1 Certificate of Designations for Series C Preferred Stock of MDI Entertainment (Incorporated by reference to Form 8-K filed May 2,
                                            2001).

          10.1                              Stock Purchase Agreement, dated
                                            April 25, 2001, between MDI
                                            Entertainment, Inc. and Oxford
                                            International, Inc. (Incorporated by
                                            reference to Form 8-K filed May 2,
                                            2001).

          10.2 Agreement, dated July 9, 2001, between MDI Entertainment, Inc and Oxford International, Inc.
                                            (Incorporated by reference to Form
                                            8-K filed July 16, 2001).