Form 10QSB
period 2001-09-30
MDI ENTERTAINMENT INC
filed 2001-11-01
CIK 1045080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

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

As of October 31, 2001, 11,172,306 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                               ---   -


                                               MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                                             FORM 10-QSB
                                          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                                                INDEX



PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements................................ .............................................................1

Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
 December 31, 2000.......................................................................................................1

Condensed Consolidated Statements of Operations (unaudited) for the nine months ended
 September 30, 2001 and 2000.............................................................................................3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended
 September 30, 2001 and 2000.............................................................................................4

Condensed Consolidated Statement of Changes in Shareholders' Equity (unaudited)
 for the nine months ended September 30, 2001............................................................................5

Condensed Consolidated  Statements of Cash Flows (unaudited)
 for the nine months ended September 30, 2001 and 2000...................................................................6

Notes to Unaudited Condensed Consolidated Financial Statements...........................................................7


Item 2. Management's Discussion and Analysis............................................................................12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................................22

Item 2. Change in Securities and Use of Proceeds........................................................................23

Item 6. Exhibits and Reports on Form 8-K................................................................................24

   Signatures...........................................................................................................25


PART I
FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,        December 31,
                                                                        2001                2000
                                                                 ----------------    -----------------
                          ASSETS                                      (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                             $334,927             $528,151
   Investment securities
      available-for-sale                                                      -                180,000
   Accounts receivable                                                  1,186,951            1,140,919
   Inventory                                                              873,633              285,301
   Other current assets                                                   509,314              451,983
                                                                 ----------------     -----------------

        Total current assets                                            2,904,825            2,586,354

                                                                 -----------------    -----------------
PROPERTY AND EQUIPMENT, at cost:
   Equipment                                                              287,140              250,456
   Furniture and fixtures                                                 120,361              120,361
                                                                 -----------------    -----------------
                                                                          407,501              370,817
   Less:  Accumulated depreciation                                       (254,182)            (212,137)
                                                                 -----------------    -----------------

   Property and Equipment, net                                            153,319              158,680

                                                                 -----------------    -----------------
OTHER ASSETS:
   Licensing costs, net                                                 1,515,013            1,397,680
   Other (Note 3)                                                          54,767              363,482
                                                               ------------------- --------------------

        Total other assets                                              1,569,780            1,761,162
                                                               ------------------- --------------------

        Total assets                                                   $4,627,924           $4,506,196
                                                               =================== ====================









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                   September 30,         December 31,
                                                                                        2001                 2000
                                                                            --------------------    ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                      (unaudited)
CURRENT LIABILITIES:
   Billings in excess of costs and estimated earnings
      on uncompleted contracts (Note 2)                                              $2,510,757            $2,888,985
   Current portion of long term debt                                                    302,315               955,006
   Accounts payable                                                                     641,519             1,378,444
   Accrued expenses                                                                     356,233               204,400
   Income taxes payable (Note 5)                                                         54,107                 9,871
                                                                              ------------------    ------------------

        Total current liabilities                                                     3,864,931             5,436,706


SUBORDINATED CONVERTIBLE DEBENTURE (Note 4)                                                   -               553,125
                                                                              ------------------    ------------------

        Total liabilities                                                             3,864,931             5,989,831
                                                                              ------------------    ------------------


SHAREHOLDERS' EQUITY (DEFICIT) (Notes 4 and 6):
   Common stock                                                                          11,172                10,505
   Convertible preferred stock-Series B                                                       1                     1
   Convertible preferred stock-Series C (Note 10)                                             -                     -
   Additional paid-in capital                                                         5,578,392             5,061,596
   Accumulated deficit                                                               (4,826,572)           (6,555,737)
                                                                              ------------------    ------------------

       Total shareholders' equity (deficit)                                             762,993            (1,483,635)
                                                                              ------------------    ------------------
       Total liabilities and
          shareholders' equity (deficit)                                             $4,627,924            $4,506,196
                                                                              ==================    ==================










THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                   2001                2000
                                                                          -----------------    ------------------
                                                                               (unaudited)           (unaudited)

REVENUE                                                                       $ 10,687,122            $4,267,456

COST OF REVENUES                                                                 6,000,472             2,823,568
                                                                          -----------------    ------------------

     Gross profit                                                                4,686,650             1,443,888

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                       2,722,911             2,631,468
TERMINATED MERGER EXPENSES (NOTE 8)                                                      -               727,025
COST OF UNSUCCESSFUL FUNDING (NOTE 7)                                              188,742                     -
                                                                          -----------------    ------------------

     Operating profit (loss)                                                     1,774,997            (1,914,605)

INTEREST EXPENSE, net                                                              121,843                73,224
OTHER (INCOME) EXPENSE                                                            (110,166)               57,218
GAIN ON SALE-INVESTMENT SECURITIES. net                                            (12,669)                    -
                                                                          -----------------    ------------------

     Income (loss) before provision for income taxes                             1,775,989            (2,045,047)

PROVISION FOR INCOME TAXES (NOTE 5)                                                 46,824                 3,429
                                                                          -----------------    ------------------

     Net income (loss)                                                         $ 1,729,165           $(2,048,476)
                                                                          =================    ==================


Basic Earnings (Loss) Per Common Share (Note 6 )                                      $.16                $(.22)
                                                                        ===================    ==================

Diluted Earnings (Loss) Per Common Share (Note 6 )                                    $.14                $(.22)
                                                                        ===================    ==================









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Three months ended
                                                                                      September 30,
                                                                                  2001                2000
                                                                        -------------------  ------------------
                                                                               (unaudited)          (unaudited)

REVENUE                                                                        $ 4,001,656          $1,536,592

COST OF REVENUES                                                                 2,276,367             958,205
                                                                        -------------------  ------------------

     Gross profit                                                                1,725,289             578,387

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                         937,809             786,932
COST OF UNSUCCESSFUL FUNDING (NOTE 7)                                               99,109                   -
                                                                        -------------------  ------------------

     Operating profit (loss)                                                       688,371            (208,545)

INTEREST EXPENSE, net                                                                1,872              31,725
                                                                        -------------------  ------------------

     Income (loss) before provision for income taxes                               686,499            (240,270)

PROVISION FOR INCOME TAXES (Note 5)                                                 34,789               1,100
                                                                        -------------------  ------------------

     Net income (loss)                                                          $  651,710           $(241,370)
                                                                        ===================  ==================


Basic Earnings (Loss) Per Common Share (Note 6 )                                      $.06               $(.02)
                                                                        ===================  ==================

Diluted Earnings (Loss) Per Common Share (Note 6 )                                    $.05               $(.02)
                                                                        ===================  ==================











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                               For the nine months ended September 30, 2001
                                               (Unaudited)

                                                                 Shares                Amount
                                                            ---------------       ---------------
Preferred  Stock,  par  value  $.001 per  share
  authorized 5,000,000 shares:

   Series B, liquidation amount $2,252.25
   per share:
       Balance, December 31, 2000
       and September 30, 2001                                          444             $        1
                                                            ==============        ===============


Common Stock, par value $.001 per share,
   authorized 25,000,000 shares
       Balance, December 31, 2000                               10,505,872                 10,505
       Stock options exercised                                      28,934                     29
       Issuance of  common stock                                   262,500                    263
       Conversion of subordinated debenture                        375,000                    375
                                                            ---------------       ---------------

       Balance, September 30, 2001                              11,172,306                 11,172
                                                            ===============       ---------------

Additional Paid-in Capital:
       Balance, December 31, 2000                                                       5,061,596
       Stock options exercised                                                              6,571
       Issuance of warrants                                                                28,001
       Issuance of common stock                                                           269,025
       Conversion of subordinated debenture                                               213,199
                                                                                  ---------------

       Balance, September 30, 2001                                                      5,578,392
                                                                                  ---------------

Accumulated Deficit:
       Balance, December 31, 2000                                                      (6,555,737)
       Net income                                                                       1,729,165
                                                                                  ----------------

       Balance, September 30, 2001                                                     (4,826,572)
                                                                                  ----------------


Total Shareholders' Equity, September 30, 2001                                         $  762,993
                                                                                 =================



THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE  CONDENSED  CONSOLIDATED
FINANCIAL STATEMENTS.



MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                           2001               2000
                                                                                     ----------------   ----------------
                                                                                        (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                  $1,729,165        $(2,048,478)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
              Depreciation and amortization                                                645,753            220,200
              Stock based compensation                                                           -             46,707
              Gain on sale of investments, net                                             (12,669)                -

              Change in assets and liabilities:
                     Increase in accounts receivable                                       (46,032)           (83,750)
                     Increase in inventory                                                (588,332)           (29,845)
                     Increase in licensing costs                                          (705,603)          (267,870)
                     (Increase) decrease in other assets                                   (75,604)             4,405
                     (Decrease) increase in accounts payable                              (467,637)           706,825
                     Increase in accrued expenses                                          151,833             55,782
                     Increase in income taxes payable                                       44,236              6,481
                     (Decrease) increase in billings in excess of costs
                         and estimated earnings on uncompleted contracts                  (378,228)           430,430
                                                                                     ----------------   ----------------

              Net cash provided by (used for) operating activities                         296,882           (959,113)
                                                                                     ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                     (36,684)           (26,432)
    Proceeds of sale of investments                                                        192,669                  -
                                                                                     ----------------   ----------------

              Net cash provided by (used for) investing activities                         155,985            (26,432)
                                                                                     ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                     (652,691)          (164,401)
    Proceeds from short-term debt                                                                -            520,000
    Proceeds from exercise of common stock options                                           6,600            153,350
    Other                                                                                        -              4,546
                                                                                     ----------------   ----------------

              Net cash (used for) provided by financing activities                        (646,091)           513,495
                                                                                     ----------------   ----------------

NET DECREASE IN CASH                                                                      (193,224)          (472,050)

CASH, beginning of the period                                                              528,151          1,019,456
                                                                                     ----------------   ----------------
CASH, end of the period                                                                  $ 334,927          $ 547,406
                                                                                     ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                           $  57,708          $  65,277
      Income taxes                                                                       $   2,588          $   4,627
    Non-cash investing and financing activities:
      Common stock and warrants issued for license                                       $      -           $ 500,000
      Preferred stock dividend paid in common stock                                      $      -           $  18,260
      Imputed interest on subordinated convertible debenture                             $   5,625          $  16,875
      Conversion of subordinated debenture into common stock                             $ 213,574          $      -
      Common stock issued for services                                                   $ 269,288          $      -
      Expenses related to warrants                                                       $      -           $  32,750


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001.

1.       PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS.

         Information in the accompanying interim condensed consolidated financial statements and notes to the financial statements of MDI Entertainment, Inc. and subsidiary (MDI or the Company) for the nine-month periods ended September 30, 2001 and 2000 is unaudited. The accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the seven months ended December 31, 2000.

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

         Revenues from the lottery game contracts that are greater than one year are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contract basis. This method is utilized as management considers cost incurred to be the best available measure of progress on these contracts. Contracts' costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of September 30, 2001, no losses were expected from existing contracts.

         The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.       OTHER ASSETS

         Other assets at September 30, 2001 consisted primarily of prepaid financing costs and security deposits. Other assets at December 31, 2000 also included deferred financing costs related to the subordinated convertible debenture, described in Note 4. These costs were charged to paid in capital when the debenture was converted into common stock on March 14, 2001.

4.       SUBORDINATED CONVERTIBLE DEBENTURE

         On September 21, 1999, the Company issued a subordinated convertible debenture (the Debenture) to Scientific Games, Inc. for $750,000. The debenture was converted into common stock on March 14, 2001, as discussed below. The Debenture bore interest at 7% per annum and was payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture was convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares of common stock and was convertible at the Company's option at any time after the earlier of (a) September 21, 2001 or (b) after the underlying common stock was registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeded $3.00 per share.

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

5.       INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires that a deferred tax liability or asset be recognized for the estimated future tax effects attributable to temporary differences between the Company's financial statements and tax return. SFAS No. 109 provides for recognition of deferred tax assets for all future deductible temporary differences that, more likely than not, will provide a future benefit. As of September 30, 2001 and December 31, 2000, the Company had a significant deferred tax asset, primarily as a result of net operating loss carry-forwards. A valuation allowance has been established for the full amount of this deferred tax asset. The primary difference between the Company's effective tax rate and the statutory tax rate is the utilization of the net operating loss carryforwards and the related reversal of the valuation allowance.

6.       EARNINGS PER SHARE

         Basic and diluted earnings (loss) per common share are based on the average number of common shares outstanding during the period. The Company has excluded 2,142,000 shares, representing the total of its Series C Preferred Stock on an as converted basis and origination fees paid in common stock, from its weighted average common stock outstanding, as of September 30, 2001. See "Note 10: Stock Purchase Agreement-Oxford International, Inc."

         Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the period. For the three and nine months ended September 30, 2001, common share equivalents represented convertible preferred stock (convertible into 444,444 shares of common stock), dilutive stock options (convertible into 404,309 net shares of common stock) and warrants (convertible into 490,084 net shares of common stock) using the treasury method. For the three and nine months ended September 30, 2000, a subordinated debenture convertible into 375,000 shares of common stock, warrants to purchase 831,100 shares of common stock and options to purchase 974,166 shares of common stock were excluded from the calculation of the diluted earnings per share since their inclusion would be anti-dilutive.

         The net income (loss) available to common shareholders and the number of shares used in the earnings (loss) per common share and earnings (loss) per dilutive share computation for 2001 and 2000 were as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                --------------------------------
                                                     2001                 2000

Net income (loss) ........................       $ 1,729,165        $(2,048,476)

Preferred stock dividends ................                -             (26,402)

                                                 -----------        -----------
Net income (loss) applicable
  to common shareholders .................       $ 1,729,165        $(2,074,878)
                                                 ===========        ===========


                                                         Nine Months Ended
                                                           September 30,
                                               ---------------------------------
                                                     2001                 2000
Basic:

Average number of common
  shares outstanding .....................        11,070,096          9,272,718
                                                                      =========
Dilutive effect of options,
  warrants and
  convertible securities .................         1,338,837
                                                  ----------
Average dilutive common
  shares outstanding .....................        12,408,933
                                                  ==========


                                                         Three Months Ended
                                                           September 30,
                                              ----------------------------------
                                                     2001                2000

Net income (loss)                                   $651,710          $(241,370)

Preferred stock dividends                                  -             (4,617)
                                                   ---------          ---------
Net income (loss) applicable
  to common shareholders                            $651,710          $(245,987)
                                                   =========          =========


                                                         Three Months Ended
                                                           September 30,
                                               ---------------------------------
                                                     2001                 2000

Basic:

Average number of common
  shares outstanding                              11,172,306          9,873,960
                                                                      =========
Dilutive effect of options,
   warrants and
   convertible securities                          1,338,837
                                                  ----------
Average dilutive common
  shares outstanding                              12,511,143
                                                  ==========

7.       COST OF UNSUCCESSFUL FUNDING

         During the nine months ended September 30, 2001 the Company recorded an expense of $188,742 for costs relating to the placement and issuance of its Series C Preferred Stock to Oxford International, Inc. Theses costs include legal, accounting, and investment banking fees paid. (See Note 10 "Stock Purchase Agreement-Oxford International, Inc.")

8.       TERMINATED MERGER EXPENSES

         The Company entered into an Agreement and Plan of Merger with The Lottery Channel, Inc. (Lottery Channel) and the Company's wholly-owned subsidiary (established to facilitate the merger), MDI Acquisition, Inc.(MDI Acquisition), dated as of January 26, 2000. The obligations of MDI Acquisition, Lottery Channel and the Company to effect the merger were subject to the fulfillment of a number of conditions including, among others, the consummation of certain contemplated investments and receipt of third party consents. Certain of such conditions were not met and on August 25, 2000, the Company sent a notice of termination to The Lottery Channel, Inc. terminating the Agreement and Plan of Merger. In accordance with accounting principles generally accepted in the United States, $727,025 of costs related to the proposed merger were written off, as reflected in the accompanying financial statements. Subsequently, by letter dated August 28, 2000, Lottery Channel responded by purporting to terminate the merger agreement due to MDI's breach. The letter claimed that the Company was responsible for all cost and expenses incurred in connection with the transaction. The Company disputes this assertion.

         On November 7, 2000, the Company and its subsidiary, MDI Acquisition, Inc., were notified that they had been named as defendants in a complaint filed by Lottery Channel. on November 2, 2000 in the Hamilton County, Common Pleas Civil Division, Cincinnati, Ohio, arising from a decision to terminate its merger agreement with Lottery Channel. Lottery Channel is seeking to recover $1,763,343.29 in costs and expenses, damages in excess of $25,000, attorney's fees and costs in prosecuting the action, punitive damages and any other relief to which it is entitled. The Company believes that the lawsuit is without merit and will vigorously defend its position, as well as assert a varity of counterclaims against Lottery Channel, including a demand that Lottery Channel pay certain expenses under the termination provisions of the merger agreement. The lawsuit alleges that MDI (i) breached the merger agreement by failing to fulfil certain conditions necessary to obligate us to close the merger and by entering into an agreement with a competitor of Lottery Channel and (ii) breached its fiduciary duty to Lottery Channel by entering into an agreement with a competitor of Lottery Channel. The two conditions specifically cited in the complaint are the requirement of a $10 million investment by the National Broadcasting Company ("NBC"), the partial owner and strategic partner of Lottery Channel, and the raising of an additional $5 million in equity as part of a private placement. It is the Company's position that the condition for NBC to invest $10 million, as well as to amend its stock purchase agreement with Lottery Channel, were conditions that Lottery Channel was obligated to, but did not fulfill. The condition that $5 million in additional equity be raised was not satisfied by Lottery Channel for a variety of reasons, including the legislative environment relating to activities in Congress with respect to the Internet sale of lottery tickets and because of the change in financial markets relating to Internet companies. There can be no assurance as to the outcome of this litigation. Steven M. Saferin, the Company's President and Chief Executive Officer, has filed a complaint, in his individual capacity, against Roger W. Ach II, the President and Chief Executive Officer of Lottery Channel, seeking $108,000 plus interest as payment for a promissory note, due July 30, 2000. The Company has withdrawn its complaint in the United States District Court for the Southern District of New York against John Doe. The complaint, which was originally filed on December 19, 2000, had sought compensatory and punitive damages for defamation occuring on Internet message boards.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001 the Financial Accounting Standards Board (FASB) finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Adoption of FASB 142 is required beginning with the first quarter of 2002. The Company has no planned or anticipated business combinations, which would be affected by FASB
141. The Company's  intangible  amortization  policies are consistent  with FASB
142. Therefore, the implementation of these two standards is not expected to have a material impact on the Company's financial condition or results of operations.

10.      STOCK PURCHASE AGREEMENT - OXFORD INTERNATIONAL, INC.

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

         The Company entered into an "Agreement" with Oxford with an effective date of July 9, 2001, whereunder the Company agreed to accept securities of two publicly traded companies valued in excess of $3.2 million, by reference to the closing prices of such securities, as of the date of its receipt of the securities in lieu of the cash investment Oxford agreed to make under the April 25, 2001 Stock Purchase Agreement. Among other things, Oxford agreed that it would not be entitled to nominate one member to the Company's Board of Directors; that it could not require performance of any matters under the Stock Purchase Agreement and Certificates of Designation up to the date of July 9, 2001 Agreement, including but not limited to payments of dividends; and that the Certificate of Designations was null and void.

         Subsequent to the receipt of the securities of the two publicly traded companies from Oxford, the issuers of those securities and the Federal Bureau of Investigation (FBI) made assertions about Oxford. The FBI notified the Company of its investigations of Oxford, but did not make any assertions concerning the Company or any of its officers or directors. Neither the Company nor its officers and directors are under any investigation by the FBI as part of their investigation of Oxford.

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

         Therefore, the Company has excluded 2,142,000 shares, representing the total of its Series C Preferred Stock on an as converted basis and origination fees paid in common stock, from its total common stock outstanding, as of September 30, 2001. See "Part II Item 1: Legal Proceedings."

         Upon the filing of the Company's Form 8-K on July 16, 2001 reporting these issues, NASDAQ halted trading in the Company's securities. On such date, the Company also received a letter from NASDAQ asking it to respond to various questions, which the Company responded to by the July 20, 2001 deadline. Representatives of the Company met with NASDAQ both on July 30 and August 7, 2001 to discuss the contents of that submission and other issues concerning the Company's financing transaction with Oxford.

         The Company agreed with NASDAQ that, since the Company exercised its right of exchange under the Agreement dated July 9, 2001, it no longer met the net tangible asset maintenance requirements for continued listing on the NASDAQ SmallCap Market. The Company has applied for, and its securities have been accepted for, trading on the Over-The-Counter Bulletin Board under the trading symbol, "LTRY:OB".

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

        Our principal business has been the scratch ticket segment of the government lottery industry. We are a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and our lottery promotions feature such properties licensed by us. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as logo bearing T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, trips and, in the case of Harley-Davidson(R), Harley-Davidson 1200 Sportster and Heritage Softtail Classic motorcycles.

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

        We derive over ninety-five percent (95%) of our revenues from lotteries in two distinct ways. First, we may charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees may be fixed assessments while royalties are a percentage of the printing cost of the tickets or a percentage of sales of the ticket. Contracts for licensed properties typically include an up-front license fee and a royalty based on the manufacturing cost of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. Ticket quantity range from about one million to as many as 60 million with an average quantity of about five million.

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

        Our success is dependent on our ability to maintain and secure licensed properties, market these properties to lotteries and the performance of the properties once they are introduced as lottery games to players. We believe that revenues will fluctuate as individual license-based promotions commence or wind down and terminate. In addition, our licenses (which are generally for 2.5 to 4 years) terminate at various times over the next several years. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. The timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions is unpredictable. Accordingly, period to period comparisons may not be indicative of future results.

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

         RECENT DEVELOPMENTS

         STOCK PURCHASE AGREEMENT WITH OXFORD INTERNATIONAL, INC.

         We entered into a Stock Purchase Agreement with Oxford International, Inc. with an effective date of April 25, 2001. Pursuant to that Agreement, we issued to Oxford 2,100 shares of Series C Preferred Stock (the "Series C Stock") representing approximately 15.8% of our outstanding common stock on an as converted basis. We anticipated receipt of $3,200,000 in cash from this transaction.

         Oxford failed to pay the consideration of $3,200,000 required by the April 25, 2001 Stock Purchase Agreement, and because of this failure, we did not release our stock to Oxford and did not consider the transaction consummated.

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

         Subsequent to the receipt of the securities of the two publicly traded companies from Oxford, ithe issuers of those securities and the Federal Bureau of Investigation made assertions about Oxford. The FBI notified us of its investigations of Oxford, but did not make any assertions concerning us or any of our officers or directors. Neither MDI nor its officers and directors are under investigation by the FBI as part of their investigation of Oxford. We were advised that, in the view of the issuers of the publicly traded securities and the FBI, the securities we received from Oxford are or may be subject to a dispute between the issuers and Oxford, which could impair the liquidity and value of the securities. If the liquidity and value of the securities were, in fact, impaired, then we believe we may have been defrauded by Oxford.

         By letter dated July 27, 2001, we notified Oxford that, pursuant to the July 9th Agreement, we were exercising our right to exchange the publicly traded securities we received from Oxford for all of our stock issued to Oxford.

         Oxford has refused to honor our exchange right. On August 6, 2001, we filed a Motion For Temporary Restraining Order and Preliminary Injunction and a Verified Complaint in the United States District Court of the District of Maryland against Oxford and Gregory C. Dutcher.

         We have therefore excluded 2,142,000 shares, representing the total of our Series C Preferred Stock on an as converted basis and origination fees paid in common stock, from our total common stock outstanding, as of September 30, 2001. See "Part II, Item 1: Legal Proceedings."

         Upon the filing of our Form 8-K on July 16, 2001 reporting the issues, NASDAQ halted trading in our securities. On such date, we also received a letter from NASDAQ asking us to respond to various questions, which we responded to by the July 20, 2001 deadline. Our representatives met with NASDAQ both on July 30 and August 7, 2001 to discuss the contents of that submission and other issues concerning our financing transaction with Oxford.

         We agreed with NASDAQ that, since we exercised our right of exchange under an Agreement with Oxford dated July 9, 2001, we no longer met the net tangible asset maintenance requirement for continued listing on NASDAQ SmallCap Market. Therefore, we moved the trading of our securities to the Over-The-Counter Bulletin Board effective August 22, 2001. If in the future, we meet the criteria for listing on NASDAQ, we may elect to reapply for such listing.

         SALES AND MARKETING

         The third quarter, which ended on September 30, 2001, represents the third consecutive profitable quarter for the Company. This quarter, we again reached record revenue and earnings. There are a variety of factors responsible for these results. They include the expansion of our sales and marketing staff to more aggressively pursue our business plan and the fact that our licensed games are being embraced by more and more lotteries in North America.

         We have also entered into two groundbreaking agreements, the first of which is with the Multi-State Lottery Association ("MUSL"), "), the consortium of 22 Lotteries that run Powerball, which will allow its members to use a generic advertising campaign starring the American musical icon Ray Charles, who is under exclusive license to MDI for lottery games, advertising and promotions. These spots should begin airing sometime in the fourth quarter of fiscal year 2001 and represent the first time that 16 different lottery jurisdictions have adopted the same creative advertising. The largest cooperative MUSL program before ours consisted only of seven states. We anticipate two or three additional states will join the promotion before the end of this year. We are very excited about the potential that this agreement has for the Company and we are working on similar projects elsewhere.

         We also have signed a contract with the Virginia Lottery, which affords both the lottery and MDI maximum flexibility. The contract calls for the lottery to print scratch tickets with a total minimum face value of $25 million over the 31-month term of the contract. The Lottery may select from any of our properties, which are currently or may be licensed by us in the future. The games can be set at any price point or quantity, as long as the $ 25 million amount is met during the term of the agreement. Our gross revenue under the contract is expected to range between 8% and 10% of the lottery's prize fund, depending on which properties are selected. This guarantees us a certain level of revenue and gives the lottery the flexibility to pick and choose from any of our games.

         We  have  recently  executed  a  Master  License   Agreement  with  the
Federation Internationale de Football Association for exclusive lottery licensing rights for The World Cup 2002 Japan/Korea. The agreement allows us to market the World Cup property anywhere in the world, with the exception of the host countries of Korea and Japan. This is a property that we have vigorously pursued for nearly two years. Our strategy to expand internationally has been somewhat dependent on a premier property with interest throughout the world and the World Cup, which is the largest sporting event in the world, is such a property. Management is optimistic and believes that the World Cup will help the company establish relationships with numerous lotteries through Europe, Latin America, Asia and Africa.

         We have also reached an agreement in principle with the National Basketball Association ("NBA"). This marks the first time that a professional sports league in the United States has embraced the lottery-licensing concept. We expect to finalize this agreement during the fourth quarter of 2001. However, we cannot provide assurance that a license agreement will be approved and executed by the NBA. Nevertheless, with permission from the NBA, we have already begun marketing NBA lottery games to our lottery customers, subject to our execution of an agreement with the NBA.

         During the third quarter ended September 30, 2001, we created the new position of Senior Vice President for International Sales and Marketing, and retained Evelyn P. Yenson, the former Executive Director of the Washington State Lottery and Senior Director of Corporate Communications for Scientific Games International, to serve in that position. Ms. Yenson also served one term as President of the North American Association of State and Provincial Lotteries and was the first United States' delegate of the World Lottery Association Executive Committee.

         OPERATIONAL RESULTS

         The quarter ended September 30, 2001 continues the trend of profitable operations started in the first two quarters of fiscal year 2001. As we indicated after the termination of our merger with The Lottery Channel in August 2000, and through the ensuing months, our focus has been on developing our core business. The results of this third profitable quarter reflect that focus. Our revenue of over $4.0 million is a new record for any single quarter.

         Our revenue for the three months ended June 30, 2001 is more than twice our revenue for the three-month period ended September 30, 2000, and we have earned $.06 per common share as opposed to a loss of $(.02) per share for the same period in 2000. We believe our core business is strong. Our contract backlog continues to be strong and our games continue to perform well in the marketplace. We believe the acceptance of licensed games by lotteries in North America has never been higher. It is our aim to continue to focus on the core business as we strive to increase shareholder value, build a more successful company and strengthen our position as the leader in our licensed lottery game market.

         INTERNET PLATFORMS

         Our initiative to provide customers with Internet components related to our licensed games continues to add value to our lottery customers. By the end of December 2001, we expect to have launched ten web sites tied to our state lottery promotions. The MDI model enables a lottery consumer to register non-winning tickets for second chance merchandise drawings on the Internet, instead of going to the expense of physically mailing the tickets to the lottery, thus providing a tangible convenience and a real cost savings for lottery consumers.

         LICENSES AND CONTRACTS

         In addition to the Multi-State Lottery Association promotion there were 43 other MDI-licensed lottery promotions underway in North America and Australia at the end of the quarter ended September 30, 2001. During this quarter there were eight games launched, which we anticipate will generate revenues in excess of $3.3 million over the next year and a half. These new games join another 35 games on sale prior to the beginning of the quarter. With the MUSL promotions and at least 4 other MDI licensed promotions already launched or scheduled to launch prior to the end of the fiscal year, 2001 will mark the first time that lotteries have launched more than 50 of our proprietary games and/or promotions in a single fiscal year.

         During the quarter ended September 30, 2001, we had active licensed games on sale in 20 of the 39 government lottery jurisdictions in the United States, three of the five provincial lotteries in Canada, and in Australia.

         In addition to our Multi-State Lottery Association promotion, the following licensed games launched during the quarter ended September 30, 2001:

                                                              Total Anticipated
      State                      Game                         Contract Revenues
--------------------------------------------------------------------------------

Delaware                   Elvis                                  $   93,000
Florida                    Elvis                                     750,000
Illinois                   Harley-Davidson                         1,039,200
Kansas                     Harley-Davidson                           115,000
New Jersey                 NASCAR Drivers                            700,000
New Jersey                 Jacks or Better                           500,000
Pennsylvania               Wheel of Fortune                          182,400
West Virginia              Elvis                                     310,000
                                                              --------------
   Total                                                         $ 3,689,600
                                                              ==============


                                                                                  Nine months ended
                                                                                     September 30
                                                              -----------------------------------------------------------

                                                                          2001         %            2000           %
                                                                          ----         -            ----           -


Revenue                                                             $ 10,687,122   100.0%        $4,267,456      100.0%

Cost of revenues                                                       6,000,472    56.1%         2,823,568       66.2%
                                                              -----------------------------------------------------------

    Gross profit                                                       4,686,650    43.9%         1,443,888       33.8%

Selling, general and administrative expenses                           2,722,911    25.5%         2,631,468       61.7%
Terminated merger expenses                                                    -      0.0%           727,025       17.0%
Cost of unsuccessful funding                                             188,742     1.8%                 -        0.0%
                                                              -----------------------------------------------------------

    Operating profit (loss)                                            1,774,997    16.6%        (1,914,605)     -44.9%

Interest expense                                                         136,739     1.3%            83,341        2.0%
Interest income                                                          (14,896)   -0.1%           (10,117)      -0.2%
Other (income) expense                                                  (110,166)   -1.0%            57,218        1.3%
Gain on sale-investment securities, net                                  (12,669)   -0.1%                 -        0.0%
                                                              -----------------------------------------------------------


    Income (loss) before provision for income taxes                    1,775,989    16.5%        (2,045,047)     -48.0%

Provision for income taxes                                                46,824     0.4%             3,429        0.1%
                                                              -----------------------------------------------------------

    Net income (loss)                                                $ 1,729,165    16.1%      $ (2,048,476)     -48.1%
                                                              ===========================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Results for the first three-quarters of 2001 reflect a 150% increase in revenue compared to the same nine month period of the fiscal year ended December 31, 20000. Our Harley-Davidson(R) license "leads the pack" of launching increased revenue and profitability. Revenue for the nine months ended September 30, 2001 was $10,687,100 compared to $4,267,500 for the nine months ended September 30, 2000. Harley-Davidson(R), which launched in 9 states during the nine-month period ended September 30, 2001, accounted for 45% of our revenue for such period. This was followed by Elvis(R) (13.5% of revenue), NASCAR(R) Drivers (12.9% of revenue), SPAM(R) (6.7% of revenue), and Wheel of Fortune(R) (6.2% of revenue) properties. The remaining 15.7% of revenue was from 10 other licensed properties. Revenue for the nine months ended September 30, 2001 were concentrated in five states with New Jersey, California, Pennsylvania, Florida and Illinois accounting for over 57% of revenue recognized during the nine months ended September 30, 2001. Our regional sales approach has enabled us to continue to penetrate new markets. For the nine-month period ended September 30, 2001 16.8% of revenues came from sales to new customers, including the state lotteries of Illinois, Michigan, New Mexico, West Virginia and Delaware.

         Cost of revenue as a percentage of revenue decreased to 56.1% from 66.2% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This decrease in the cost ratio reflects our ability to achieve a higher gross profit due to product mix and creative game design.

         The gross profit increased in the nine months ended September 30, 2001 to $4,686,700 (43.9% of revenue) compared to $1,443,900 (33.8 % of revenue) for the nine months ended September 30, 2000. This represents a gross profit percentage increase of 29.9% over the nine months ended September 30, 2000.

         Selling, general and administrative expenses were $2,722,900 (25.5% of revenue) for the nine months ended September 30, 2001 compared to $2,631,500 for the nine months ended September 30, 2000. Salaries and employee benefits increased approximately $216,000 during the first nine months of 2001 compared to the same period in 2000. This increase is attributable to the increased sales staffing needed to develop our regional and global sales organization which has helped to maintain our sales backlog of $13.4 million as of September 30, 2001. Notwithstanding this increase in salaries and employee benefits the total of the other selling, general and administrative expenses is actually lower for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This was possible even though revenue increased by 150% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

         Costs of unsuccessful funding of $188,700 for the nine months ended September 30, 2001 includes legal, accounting and investment banking fees associated with the unsuccessful placement of our Series C Preferred Stock with Oxford International, Inc. which is discussed in greater detail in "Part II,
Item 1 Legal Proceedings."

         Terminated merger expenses for the nine months ended September 30, 2000 of $727,000 relate to our unsuccessful merger with The Lottery Channel, Inc.

         Operating income was $1,775,000 (16.6% of revenue) for the nine months ended September 30, 2001 compared to an operating loss of $(1,914,600) (44.9% of revenue) for the nine months ended September 30, 2000. This substantial positive net increase of $3,689,600 is due to the factors described above.

         Interest expense was $136,700 for the nine months ended September 30, 2001 compared to $83,300 for the nine months ended September 30, 2000. This increase in interest expense is attributable to both interest and amortization of warrant costs associated with $720,000 of additional short-term debt outstanding during most of the nine months ended September 30, 2001. All but $260,000 of this debt was paid off during the second quarter ended June 30, 2001. We anticipate repaying the remaining $260,000, which is owed to our President and Chief Executive Officer, sometime in the first quarter of 2002.

         Other income was $110,200 for the nine months ended September 30, 2001 compared to a $57,200 expense for the nine months ended September 30, 2000. The $110,200 income for the nine months ended September 30, 2001 was attributable to forgiveness of debt owed to our attorneys and settled during the first quarter of 2001. The $57,200 expense for the nine months ended September 30, 2000 represented legal fees in excess of an inventory loss judgement favorable to us.

         The gain on sale of securities of $12,700 for the nine months ended September 30, 2001 was attributable to the sale of eLot stock held for investment.

         For the reasons set forth above, we had income before taxes of $1,776,000 for the nine months ended September 30, 2001 compared to a loss before taxes of $(2,045,000) for the nine months ended September 30, 2000.

         The foregoing resulted in a $.16 basic earnings per share and a $.14 diluted earnings per share on net income for the nine months ended September 30, 2001. Loss per share on a basic and diluted basis was $(.22) for the nine months ended September 30, 2000.

                                                                                Three months ended
                                                                                  September 30,
                                                           -------------------------------------------------------------

                                                                      2001         %              2000           %
                                                                      ----         -              ----           -

Revenue                                                          $ 4,001,656     100.0%        $1,536,592      100.0%

Cost of revenues                                                   2,276,367      56.9%           958,205       62.4%
                                                           -------------------------------------------------------------

    Gross profit                                                   1,725,289      43.1%           578,387       37.6%

Selling, general and administrative expenses                         937,809      23.4%           786,932       51.2%
Cost of unsuccessful funding                                          99,109       2.5%                 -        0.0%

                                                           -------------------------------------------------------------
    Operating profit (loss)                                          688,371      17.2%          (208,545)     -13.6%

Interest expense                                                       7,995       0.2%            32,853        2.1%
Interest income                                                       (6,123)     -0.2%            (1,128)      -0.1%
                                                           -------------------------------------------------------------

    Income (loss) before provision for income taxes                  686,499      17.2%          (240,270)     -15.6%

Provision for income taxes                                            34,789       0.9%             1,100        0.1%
                                                           -------------------------------------------------------------

    Net income (loss)                                             $  651,710      16.3%        $ (241,370)     -15.7%
                                                           =============================================================


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

         Results for the third quarter of 2001 reflect a 160% increase in revenue as our Harley-Davidson(R) license "leads the pack" of launching increased revenue and profitability into this year. Revenue for the three months ended September 30, 2001 was $4,001,700 compared to $1,536,600 for the three months ended September 30, 2000. Harley-Davidson(R), which launched in Illinois and Kansas in the third quarter of 2001, accounted for 49.9% of our revenue. NASCAR(R) Drivers and Elvis accounted for 21.4% and 10.8% of the three-month period's revenues, respectively. The remaining 17.9% represented revenue from 10 other licensed properties. Sales for the three months ended September 30, 2001 were concentrated in five states with Illinois, New Jersey, Pennsylvania, California and Florida accounting for over 68% of revenue recognized during the three months ended September 30, 2001. Our regional sales approach has enabled us to continue to penetrate new markets. 26.9% of revenues for the three-month period ended September 30, 2001 came from sales to new customers, including the state lotteries of Illinois, Michigan, New Mexico, West Virginia and Delaware.

         Cost of revenues as a percentage of revenue decreased to 56.9% from 62.4% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This decrease in the cost ratio reflects our ability to achieve a higher gross profit due to product mix and creative game design.

         Gross profit increased in the three months ended September 30, 2001 to $1,725,300 (43.1% of revenue) compared to $578,400 (37.6% of revenue) for the three months ended September 30, 2000. This result represents a gross profit percentage increase of 14.6% over the three months ended September 30, 2000.

         Selling, general and administrative expenses were $937,800 (23.4% of revenue) for the three months ended September 30, 2001 compared to $786,900 (51.2% of revenue) for the three months ended September 30, 2000. The largest single component increasing within selling, general and administrative expenses was salaries and employee benefits, which increased approximately $85,000 for the three months ended September 30, 2001. This increase is attributable to increased sales staffing to develop our regional sales organization, which has helped to maintain our sales backlog of $13.4 million as of September 30, 2001. Accounting and legal expenses increased $25,400 over the same period in 2000 as a result of our efforts to remain on NASDAQ. There were additional costs associated with our Fort Worth, Texas office, which was opened in October 2001, of $11,600.

         Costs of unsuccessful funding of $99,100 for the three months ended September 30, 2001 includes legal, accounting and investment banking fees associated with the unsuccessful placement of our Series C Preferred Stock with Oxford International, Inc. which is discussed in greater detail in "Part II,
Item 1 Legal Proceedings."

         Operating income was $688,400 (17.2% of revenue) for the three months ended September 30, 2001 compared to an operating loss of $(208,500) (13.6% of revenue) for the three months ended September 30, 2000. This substantial positive net increase of $896,900 is due to the factors described above.

         Interest expense was $8,000 for the three months ended September 30, 2001 compared to $32,900 for the three months ended September 30, 2000. This reduction in interest expense is attributable to the retirement of short-tem debt in the second quarter of 2001 and the conversion of our convertible subordinated debenture, which occurred in the first quarter of 2001.

         Interest income was $6,100 for the three months ended September 30, 2001 compared to $1,100 for the three months ended September 30, 2000. This additional interest income is attributable to our improved cash position for the three months ended September 30, 2001.

         For the reasons set forth above, we had income before taxes of $686,500 for the three months ended September 30, 2001 compared to a loss before taxes of $(240,300) for the three months ended September 30, 2000.

         The foregoing resulted in a $.06 basic and a $.05 diluted earnings per share on net income for the three months ended September 30, 2001. For the three months ended September 30, 2000 we had a basic and diluted loss per share of $(.02).

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had cash and cash equivalents of $334,900 compared to $528,200 as of December 31, 2000. This decreased cash position is attributable to increases in inventory, acquisition of new licenses, the reduction of accounts payable and repayment of short-term debt occurring during the nine months ended September 30, 2001.

         As of September 30, 2001, we had a net working capital deficit of $960,100. However, within current liabilities is $2,510,800 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., amounts invoiced to, or received from our customers, but which may not be recognized as revenue until we purchase the related contracted merchandise). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and incur subsequent fulfillment costs relative to this revenue, which typically approximates 50% of the related revenue. Without such liability, working capital would have been $295,300.

         As part of our continuing effort to improve working capital, in January 2001, we negotiated a stock for fees exchange with two of our law firms and our investment banking firm. The cash flow savings from this exchange totaled $269,025.

         Our indebtedness as of September 30, 2001 was $302,315, consisting of an installment note, with a remaining balance of $42,315, and a short-term note of $260,000 both payable to our President and Chief Executive Officer. As stated earlier, we repaid $460,000 of short-term loans to unrelated parties late in the second quarter ended June 30, 2001.

         The convertible subordinated debenture, with an outstanding balance of $558,750, was converted into common stock on March 14, 2001. Under the terms of the conversion we paid the interest payments which would have been due through September 21, 2001.

         As more fully disclosed under "Recent Developments" in April 2001, we entered into an agreement to sell Series C Convertible Preferred Stock for $3.2 million. The funds were never received and attempts were made to restructure the financing transaction. We agreed to accept securities in lieu of cash. Ultimately, we determined to exercise our right to exchange these securities for our stock. See "Part II, Item 1: Legal Proceedings"

         We do not have any material capital commitments and do not currently anticipate making any substantial expenditure other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments.


        SEASONALITY AND REVENUE FLUCTUATIONS

        Our business is not seasonal. However, our revenues are expected to fluctuate as individual license-based promotions commence or wind down and terminate. The useful life of a promotion is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. In addition, our licenses (which are generally for 2.5 to 4 years) terminate at various times over the next several years. The life span of a promotion, the timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions are unpredictable. Also, since most lotteries are government agencies with lottery executives appointed by the state's governor or other high ranking official, opportunities or projects in progress can be slowed after an election if the incumbent governor is not re-elected. Accordingly, period to period comparisons may not be indicative of future results.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On August 6, 2001, we filed a Motion For Temporary Restraining Order and Preliminary Injunction and a Verified Complaint in the United States District Court of the District of Maryland against Oxford International, Inc. and its principal, Gregory C. Dutcher.

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

         The court held a telephone conference on August 6, 2001. During the telephone conference, according to the order, Mr. Dutcher stated that he had no intention of transferring of our stock within the next 20 days. At 4:00 p.m. on August 6, 2001, the court ordered, among other things, that Oxford and Mr. Dutcher, and their officers, agents, servants, employees, attorneys, and any person in active concert or participation with them, shall not transfer or otherwise dispose in any way of any shares of our stock that were transferred to Oxford by us. The Temporary Restraining Order issued by the court was to expire at 5 p.m. on August 16, 2001, unless within such time the order was extended for good cause, or unless Oxford and Mr. Dutcher consent to an extension. Subsequently, by agreement of the parties, the material terms of the August 6, 2001 Temporary Restraining Order were extended to September 7, 2001, with the parties to confer with the Judge during the week of September 4, 2001, to schedule a Preliminary Injunction hearing. Oxford and Mr. Dutcher, their officers, agents, servants employees, attorneys, and any person in active concert or participation with them, still cannot transfer or otherwise dispose of our stock during that time period. Copies of the Temporary Restraining Orders have been forwarded to Prudential Securities Inc. During discovery in litigation we issued a subpoena to Prudential. In response to that subpoena, on October 24, 2001,we were provided with a copy of the Series C preferred stock certificate by Prudential, which stock was the subject of the Court's order to prevent transfer or disposal, indicating that this stock certificate remains in Prudential's physical possession and has not been transferred or disposed of as directed by the Court's Order.

         Subsequent to filing the Complaint, we filed an Amended Complaint. In our Verified Amended Complaint, we alleged claims of federal and state securities fraud and common law fraud, claims of misrepresentation and breach of contract, and other claims. We asked for remedies including specific performance that Oxford and Mr. Dutcher transfer our stock to us, rescission, monetary damages and injunctive relief, as referenced above.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We entered into a Stock Purchase Agreement with Oxford International, Inc. with an effective date of April 25, 2001. Pursuant to that Agreement, we issued to Oxford 2,100 shares of Series C Preferred Stock, representing approximately 15.8% of our outstanding common stock on an as converted basis. We anticipated receipt of $3,200,000 in cash from this transaction.

         Oxford failed to pay the consideration of $3,200,000 required by the April 25, 2001 Stock Purchase Agreement, and because of this failure, we did not release its stock to Oxford and did not consider the transaction consummated.

         We entered into an "Agreement" with Oxford with an effective date of July 9, 2001 whereunder we agreed to accept securities of two publicly traded companies valued in excess of $3.2 million, by reference to the closing prices of such securities as of the date of our receipt of the securities, in lieu of the cash investment Oxford agreed to make under the April 25, 2001 Stock
Purchase Agreement. Among other things, Oxford agreed that it would not be entitled to nominate one member to our Board of Directors; that it could not require performance of any matters under the Stock Purchase Agreement and Certificate of Designations up to the date of July 9, 2001 Agreement, including but not limited to payments of dividends; and that the Certificate of Designations was null and void.

         The Series C Preferred Stock originally had a liquidation preference of $1,523.81 per share, paid a cumulative preferred dividend at the rate of 8% per annum, payable in cash or common stock at our discretion, and was convertible into an aggregate of 2,100,000 shares of common stock, subject to adjustment only for events such as stock splits, stock dividends and similar events, and was not adjustable or resettable based on the market price of the common stock. If not previously converted by Oxford, five hundred twenty five (525) shares of the Series C Preferred Stock would have been automatically converted into common stock no later than 120 days from the issue date, and after a registration statement covering the full amount of the shares of common stock underlying the Series C Preferred Stock had been filed by us with the Securities and Exchange Commission, and an aggregate of five hundred twenty five (525) shares of Series C Preferred Stock would have been automatically converted into common stock every ninety (90) days thereafter. We were not permitted to create or increase the authorized number of shares of any class or series of stock ranking prior to or on parity with the Series C Preferred Stock either as to dividends or liquidation without approval of the holders of at least a majority of the then outstanding shares of Series C Preferred Stock.

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

         In connection with the transaction, we issued an aggregate of 42,000 shares of common stock as an origination fee. We also contemplated paying Venture Partners Capital, LLC, a registered broker-dealer with whom our former Executive Vice President of Finance is affiliated, a $256,000 cash fee. Such fee was not paid due to the circumstances surrounding the transaction. We also therefore excluded 2,142,000 shares, representing the total of our Series C Preferred Stock on an as converted basis and origination fees paid in common stock, from our total common stock outstanding, as of September 30, 2001. See "Item 1. Legal Proceedings."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits



         Exhibit 10.1 Agreement, dated July 9, 2001, between MDI Entertainment, Inc and Oxford International, Inc.
                                    (Incorporated by reference to Form
                                    8-K filed July 16, 2001).

(b)      Reports on Form 8-K

                                    Filed on July 16, 2001 (Item 5: Other
                                    Events- Amendment of Financing Agreement regarding Oxford International,Inc.).

                                    Filed  on  July  24,  2001  (Item  5:  Other
                                    Events-NASDAQ    halts    trading   of   MDI
                                    Entertainment,Inc. securities -Press release dated July 19, 2001).

                                    Filed on July 31, 2001 (Item 5: Other Evets-
                                    MDI exercises its option to exchange stock it received from Oxford International, Inc. for MDI Stock issued to Oxford; correction to previously reported date of securities trade halt by NASDAQ).

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

                                    Filed on August 23, 2001 (Item 5: Other
                                    Events-MDI accepted to trade on the
                                    Over-The-Counter Bulletin Board.).

                                 SIGNATURE PAGE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2001




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

                             EXHIBIT INDEX
--------------------------------------------------------------------------------

          No.                       Description


          10.1 Agreement, dated July 9, 2001, between MDI Entertainment, Inc and Oxford International, Inc.
                                    (Incorporated by reference to Form
                                    8-K filed July 16, 2001).