Form 10KSB
period 2001-12-31
MDI ENTERTAINMENT INC
filed 2002-03-19
CIK 1045080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                          COMMISSION FILE NO. 0-24919

                            ------------------------

                            MDI ENTERTAINMENT, INC.

                 (Name of small business issuer in its charter)

                DELAWARE                               73-1515699
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

        MDI ENTERTAINMENT, INC.
             201 ANN STREET
         HARTFORD, CONNECTICUT                           06103
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (860) 527-5359

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

Title of each Class  Name of each exchange on which registered

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)
                      ------------------------------------
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X
No _

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $14,661,952

    Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $12,999,146 as of March 4, 2002.

    Shares of common stock outstanding as of March 4, 2002: 11,751,452

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held in June 2002 are incorporated into Part III of this report by reference

    Transitional Small Business Disclosure Format (check one): Yes _; No X
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     10-KSB
                               TABLE OF CONTENTS

PART I
Item 1.   Description of Business.....................................         2

          - Recent Developments.......................................         3

          - Industry Overview.........................................         6

          - Lottery Promotions........................................         7

          - Licensed Based Games......................................         7

          - Contracts with Lotteries..................................         8

          - Government Regulation.....................................        13

          - Competition...............................................        14

          - Intellectual Property.....................................        14

          - History and Organization..................................        15

          - Potential Expansion of Business...........................        15

          - Employees.................................................        16

          - Risk Factors..............................................        16

Item 2.   Description of Property.....................................        20

Item 3.   Legal Proceedings...........................................        21

Item 4.   Submission of Matters to a Vote of Security Holders.........        22

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....        23

Item 6.   Management Discussion and Analysis or Plan of Operation.....        24

Item 7.   Financial Statements........................................        30

Item 8.   Changes In and Disagreements with Accountants or Accounting
            and Financial Disclosure..................................        30

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................        31

Item 10.  Executive Compensation......................................        31

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................        31

Item 12.  Certain Relationships and Related Transactions..............        31

Item 13.  Exhibits and Reports on Form 8-K............................        31

    THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-KSB AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MDI ENTERTAINMENT, INC. (TOGETHER WITH ITS SUBSIDIARY, REFERRED TO IN THIS REPORT AS "WE", "US" AND "OUR") WITH RESPECT TO (I) OUR FINANCING PLANS, (II) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS,
(III) THE IMPACT OF COMPETITION, AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE INFORMATION CONTAINED IN THIS FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, THE INFORMATION UNDER "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" AND "DESCRIPTION OF BUSINESS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES. SEE "DESCRIPTION OF BUSINESS--RISK FACTORS--ALL FORWARD LOOKING STATEMENTS SHOULD BE READ WITH CAUTION."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    MDI Entertainment, Inc. specializes in creating, marketing and implementing entertainment-based promotions to North American lotteries. Our principal business has been the scratch ticket segment of the government lottery industry, although we have run on-line entertainment-based promotions with lotto and daily numbers type games featuring our licensed HARLEY-DAVIDSON-Registered Trademark-logo. Our lottery promotions feature well-known brand names and entertainment properties licensed to us and designed to attract new lottery players while providing a new experience for existing lottery players. Our current promotions feature a wide variety of such brand names and entertainment properties including:

    - Wheel of Fortune(R)

    - Jeopardy!(TM)

    - Harley-Davidson(R)

    - Betty Boop(TM)

    - Louisville Slugger(R)

    - Country Music Television(R)/CMT(R)

    - Heroes of Space(TM)

    - The Pink Panther(TM)

    - Dale Earnhardt, Jr.(R)

    - Jeff Burton(R)

    - Mark Martin(R)

    - Bill Elliott(R)

    - Matt Kenseth(R)

    - Elliott Saddler(R)

    - Ken Schrader(R)

    - Let's Get Ready to Rumble(R)

    - Sports Legends(R)

    - Ray Charles(R)

    - SPAM(R)

    - CowParade(R)

    - Hollywood Sign(TM) and Hollywood Walk of Fame(TM)

    - Elvis Presley(R)

    - Emmett Kelly, Jr.(R)

    - Hollywood Squares(R)

    - Tabasco(R)

    - Miss Cleo(R)

    - Magic 8 Ball(R)

    - Universal Studios Monsters(TM)

    - FIFA World Cup(R)

    - I Love Lucy(R)

    - Lionel Trains(TM)

    The scratch tickets feature the licensed properties, usually displaying a scene and/or logo from the entertainment-based and brand name properties. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as HARLEY-DAVIDSON-Registered Trademark- T-shirts and caps, and other related merchandise such as posters, money clips, telephones and, in the case of HARLEY-DAVIDSON,-Registered Trademark- HARLEY-DAVIDSON Sportster motorcycles. We currently derive most of our revenues from the sales of such merchandise to the lotteries. Merchandise associated with the licensed properties accounted for 90% of the revenues for the years ended December 31, 2001 and 2000.

    We offer a full range of services, including ticket and point of sale design, prize structure development, promotional event planning, market research, fulfillment services, customer service support and second chance drawing assistance.

RECENT DEVELOPMENTS

MERGER WITH SCIENTIFIC GAMES CORPORATION

    On February 26, 2002 we announced that we had executed a Letter of Intent in which Scientific Games Corporation will acquire all of the outstanding shares of MDI (except for the 708,333 shares which are currently owned by Scientific Games) by exchanging its shares for our shares at $2.10 per share. Steve Saferin, our CEO, President and principal stockholder, will escrow approximately $1.8 million worth of Scientific Games common stock subject to release upon the achievement of certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets by the acquired business over four years. The closing of the transaction is subject to certain conditions including the execution of definitive agreements, the completion of due diligence and shareholder approval by MDI shareholders.

    Steven Saferin, our CEO and President, will continue as CEO and President of MDI, which will become a wholly owned subsidiary of Scientific Games. MDI will operate as an autonomous business unit and will continue to offer its products and services to all lotteries.

    Information about Scientific Games can be found in Scientific Games' annual, quarterly and current reports, proxy statements and other filings made with the Securities and Exchange Commission. These filings may be examined and copies may be obtained at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public on the SEC's Internet site at http://www.sec.gov. Additionally, Scientific Games' common stock is quoted on the Nasdaq National Market under the symbol "SGMS," and its SEC filings can be obtained at the following Nasdaq address: Nasdaq Operations, 745 K Street, N.W., Washington, D.C. 20006, through the Securities and Exchange Commission.

CLASS ACTION LAWSUIT BY SHAREHOLDERS

    On February 28, 2002, a class action suit on behalf of our public stockholders (the "Plaintiff") was filed in the Court of Chancery of the State of Delaware against us, all of the members of our board of directors and Scientific Games Corporation, to enjoin the previously disclosed proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of our common stock which it does not already own. In its complaint, the Plaintiff alleges that the consideration offered to our stockholders in the proposed acquisition is unfair and inadequate because the Plaintiff believes that the intrinsic value of our common stock is materially in excess of the amount offered giving consideration to our growth and anticipated operating results, net asset value, and future profitability. The Plaintiff further alleges that the defendants have approved a proposal that favors their own interests over those of our public stockholders. The Plaintiff has requested the court to preliminarily and permanently enjoin us from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the Plaintiff has requested that the court award to the Plaintiff compensatory damages. We believe that the lawsuit lacks merit and intend to contest it vigorously.

EXPANSION AND IMPROVEMENT OF PRODUCT LINE

    We continue to hold our position as the premier supplier of sole source licensed lottery products through an aggressive program of renewing rights for our most popular properties and establishing additional licenses in order to provide lotteries a sustained inventory of products. Also, MDI continues to look for every opportunity to improve the nature and the terms of existing licensor contracts, to make them more cost efficient for us and to give them added value for lottery customers.

    Lotteries in North America have long been frustrated in their individual attempts to establish promotional relationships with major league sports teams in the U.S., all of which have had prohibitions against such relationships. Just as it has done internationally with the World Cup (see "EXPANSION INTO INTERNATIONAL MARKETS" below), we have stirred new interest among domestic lotteries with our recent agreement-in-principal, with the National Basketball Association, marking the first time in lottery history that a professional sports league has agreed to lend its icons and imagery to lottery tickets. We are currently negotiating a formal contract.

    Other recently acquired licenses that we believe offer excellent potential for lottery applications include I Love Lucy(R), the most popular TV show of all time, and Magic 8 Ball(R), the popular party accessory that connects with other similarly popular lottery instant game themes.

    We recently completed successful renewal negotiations with IMC Licensing for the Louisville Slugger-TM- property, improving the marketability of the license by giving MDI better rates for Louisville Slugger-branded merchandise as well as providing us with the rights to source merchandise independently, of Hillerich & Bradsby's existing suppliers.

    Only one other significant license comes up for renewal in 2002, MDI's contract with Columbia Tri-Star Productions for the lottery rights to the Wheel of Fortune-TM- and Jeopardy-TM- TV game shows. We enjoy an excellent relationship with this licensor and are currently in negotiations to renew both properties.

    Not only is MDI maintaining its inventory of licenses, we continue to look for ways in which we can utilize our relationships with licensors to diversify MDI's product offerings. Having successfully made strides toward that end in 2001 by developing a multi-state Powerball advertising campaign under license with legendary entertainer Ray Charles, we are currently developing other similar ad campaign concepts to market to the lottery industry.

    Finally, we are seeking to develop other lottery promotional applications for our licenses, to expand the scope of our offerings from being primarily associated with instant scratch tickets to having applicability for both scratch ticket promotions and promotions associated with terminal-generated lottery products (i.e. lotto games, daily numbers games). An internal committee has been assigned to work on this project.

EXPANSION OF SALES RESOURCES

    MDI is positioning itself both to become a more valued supplier resource to its existing customers in North America, and to become a viable vendor of licensed lottery products in the international lottery arena.

    We continue to make some progress toward our long-term goal of capturing ten percent of the domestic output of instant lottery tickets through "multiple game" contract arrangements with lottery organizations. Such multiple game contracts are designed to create sustained customer relationships and enable our sales and marketing representatives to focus more on building added value into the contracted promotions. That, in turn, should increase the prospect for the promotions to meet or exceed customer expectations and that should, in turn, elevate the likelihood of repeat business. It should also facilitate positive word of mouth to other customer prospects in the industry. In 2001, we added Virginia to New Jersey and Wisconsin as a lottery who has entered into a long-term multiple game contract.

    MDI's experience is that among the most significant benefits of its licensed games is the ability of the games to become springboards for positive promotional public relations for the lotteries, filling a gap that most lotteries have previously come to expect is a "necessary evil" of their longevity--i.e., consumer, retailer and media apathy. We have created a staff position dedicated to working with lottery customers to maximize the promotional opportunities associated with the our games. On February 1, 2002, Illinois Lottery veteran Jeffrey Schweig joined the MDI staff to, specialize in adding promotional value to each game under contract. Mr. Schweig is considered the pre-eminent industry authority in this area.

    After a year in which MDI became the first lottery industry vendor to successfully implement integrated Internet promotions tied to its products, we continue to improve our Internet development resources. Our experience is that providing lottery consumers the convenience of entering promotional drawings via the Internet, as opposed to mailing in drawing entries, holds significant value for a large segment of lottery consumers. Supplying these supplemental promotional web sites to lotteries holds continued promise of expanded business for MDI in two significant areas. First, having established the consumer service, delivered by MDI's systems, the lotteries desire to sustain the service over time, lest they be perceived as taking away consumer value. Secondly, more lotteries are determined to develop comprehensive Internet marketing platforms and data bases, and MDI has demonstrated that the Internet component of its promotions provides significant consumer rationale to encourage consumers to become registered users in a lottery's Internet marketing data base.

    MDI continues to develop new and better communications tools with which to arm its sales force. Work has been completed on the first generation of a comprehensive DVD presentation of MDI's credentials and licensed lottery promotion experience. The presentation, which includes video testimonials from several of MDI's lottery customers, as well as a library of media clips, sales statistics and other product information, will be utilized as part of MDI's sales presentations to lotteries. MDI also expects the presentation to be in demand at upcoming lottery industry trade conferences. The DVD has worldwide utility as a sales tool, having been produced in multiple languages (English, French, Spanish and German).

EXPANSION INTO INTERNATIONAL MARKETS

    We hired Ms. Evelyn Yenson as our Sr. Vice President, International Sales and Marketing to focus on international development. Ms. Yenson brings outstanding credentials to the position, having established herself in the international lottery arena as the director of the Washington State Lottery and as the first U.S. delegate to the World Lottery Association Executive Committee. She later served as the corporate communications officer for the instant ticket printing industry leader, Scientific Games. Through Ms. Yenson's efforts and relationships, MDI products are now being actively marketed on every continent where there are lottery jurisdictions.

    In late 2001, we established a valuable "calling card" in the International lottery arena by acquiring the exclusive worldwide lottery licensing rights to the 2002 FIFA/World Cup Korea/Japan soccer finals. Currently, we are aggressively marketing the World Cup to the 32 nations that will send teams into the competition that runs May 31--June 30, 2002. We are finding that, as expected, owning rights to the World Cup has given us substantial access into some of the world's largest lottery organizations, and has created prospects for business that go well beyond the World Cup event. Because of a variety of factors the World Cup itself has not been as successful as had been expected. These factors include the current shift to the Euro by many European countries, lotteries ongoing relations with their respective national football teams, a poor track record of previous football games and a reluctance to pay licensing and royalty fees.

    Reacting to the expressed interest of lotteries outside of North America, MDI has also recently negotiated an expansion of its North American lottery rights from domestic to worldwide for MGM's Pink Panther-TM-. To the extent practical, MDI is seeking international rights for other existing properties, as it also seeks to identify viable consumer icons that have strong regional appeal in foreign lottery markets.

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

    Government lotteries can be categorized into two principal groups: on-line games and "instant" or "scratch" ticket games. On-line varieties generally refer to games such as lotto, sports pools, daily numbers and keno in which players make their own selections. Instant ticket games consist of preprinted tickets in which players scratch off a coating or pull off tabs to determine whether they have purchased a winning ticket. Instant ticket games generally have several tiers of cash prizes, ranging from $1.00 up to $1,000,000. Occasionally, instant ticket games provide for second chance drawings that give scratch ticket purchasers a "second chance" to win prizes on non-winning tickets. Second chance drawing prizes range from cash prizes or spots as contestants on game shows to various types of merchandise and trips.

    We are a leader in designing and marketing instant scratch ticket games based on licensed brand names (such as Harley-Davidson-Registered Trademark- or Louisville Slugger-Registered Trademark-) and entertainment properties (such as Elvis Presley-Registered Trademark- or Wheel of Fortune-Registered Trademark-). We attempt to identify properties for licensing that have a large selection of logo bearing products available that appeal to the 18 years of age and older population, and our instant ticket promotions typically include logo bearing merchandise related to such promotion as prizes. In most of our lottery promotions, merchandise is awarded as first prizes, such as Harley Davidson(R) motorcycles. In most of our designed games, second chance prizes typically include logo bearing merchandise such as posters, T-shirts, caps, jackets, watches, clocks, money clips, telephones, playing cards, film cells, video and music collections, stadium blankets, carryall bags, credit cards with prepaid credit, trips and electronic games. We generate 90% of our revenues from the sale of such merchandise to the government agency sponsoring the lottery.

    Cooperative marketing partnerships are not new to the lottery industry. Lotteries have been securing licensed brand names in exchange for advertising for years in hopes of expanding the player base by attracting non-players who have positive feelings about a particular brand. Licensing the rights for trademarked entertainment material, however, is relatively new. For the most part, the practice of purchasing the right to place a popular brand name on a lottery ticket gained acceptance with the introduction and subsequent sales success of the Monopoly-Registered Trademark- game in 1989. Since then, lottery jurisdictions have secured a wide variety of brands and properties for licensed lottery games. The rights to use or license a particular property can be secured by a lottery directly from the entity that owns the property or from companies like ours.

    The popularity and success of lotteries has increased worldwide in recent years, and the popularity of instant lotteries has increased at a rate that is greater than that of lotteries generally. Lotteries typically introduce between 25 and 50 new instant games a year. Currently, lotteries operate in 39 states, the District of Columbia and all provinces of Canada. In November 2000 the voters of South Carolina approved the 40th U.S. lottery which began selling tickets in January.

    According to LaFleur's Lottery World 1999 Fast Facts and LaFleur's 1999 North American Gambling Abstract, instant ticket games now comprise approximately 39% of total lottery sales. Factors contributing to the growth in the popularity and success of such games include more sophisticated marketing techniques, the introduction of new state instant ticket lotteries, lotteries offering multiple games simultaneously, increased technological advances in the distribution of instant tickets, lotteries offering a variety of instant ticket price points (a $1.00 ticket, a $2.00 ticket, a $3.00 ticket, a $5.00 ticket, a $10.00 ticket and even a $20.00 ticket, the first of which was the Connecticut Lottery's use of our Times Square 2000(TM) licensed property, with related increases in the top prizes and higher prize award pay-outs to lottery consumers.)

LOTTERY PROMOTIONS

    We believe that to achieve and sustain growth in the lottery business we must offer promotions which will attract new or lapsed lottery players while maintaining or increasing play by current lottery players. Our principal strategy is to enhance the entertainment value and attractiveness of our promotions by licensing well known brand names and entertainment properties and designing games based on such properties. Such games are targeted to niche markets (such as Pink Panther-TM- fans or Harley-Davidson-Registered Trademark-motorcycle enthusiasts) to appeal to new or infrequent players while also appealing to the core player base.

LICENSED-BASED GAMES

    We have secured rights to, and targeted specific properties for, instant lottery theme games and promotions that have broad appeal and significant brand loyalty and that enable us to market collectible logo bearing merchandise tied directly to the property or brand. The properties are specifically selected because they possess a substantial following that can aid a lottery in attracting new players, while at the same time providing a different experience for many existing players. Currently, we have licensing agreements with 27 companies for 33 licenses. Licenses are generally held between two and three years. We hold three licenses with three companies that each resulted in 10% or more of revenues and an aggregate of 69% of revenues in the year ended December 31, 2001. Three licenses resulted in 10% or more of our revenues in the year ended December 31, 2001. Three licenses resulted in 10% or more of our revenues and an aggregate of 58% of total revenues in the year ended December 31, 2000. Only one license contributed to 10% or more of the revenues and an aggregate of 58% of total revenues in both years. Please refer to Footnote 1 in the accompanying financial statements. We continually seek to add to our licensed properties and, to this end, have contacted, and continue to contact, potential licensors.

    We derive 90% of our revenues from the sale to the lotteries of logo bearing merchandise (such as T-shirts, posters, hats, playing cards, telephones, film cells, stadium blankets, carryall bags, money clips, jackets, electronic games, watches, clocks, motorcycles and credit cards with prepaid credit) used as second chance prizes. We typically order such merchandise directly from the licensor or its authorized representatives at wholesale rates, thereby generating additional income for the licensor either from direct sales or royalty income. Typically, we rely on third parties for data entry and verification of the names and addresses on winning tickets, and work with a third party fulfillment house to deliver prizes to winning lottery players. Inventory of prizes is typically held and shipped to prize winners by the fulfillment house. See "Risk Factors-We may be unable to provide merchandise to the lotteries when needed."

    Our licensing agreements generally require us to pay the licensor a fixed amount per million tickets printed or a fixed percentage (ranging from 20%--50%) of the license and royalty fees we collect. One licensing agreement requires a 50/50 share of gross profit. The agreements generally require an initial payment upon signing, which is usually credited against other payments that become due during the term of the license. One agreement required us to issue common stock and warrants to purchase common stock upon signing. While all the licensing agreements grant us the right to market merchandise to the lotteries, certain agreements require that a minimum amount of merchandise be purchased. The term of the license agreements usually ranges between 2 to 3 years and they are sometimes terminable upon the occurrence of certain events. The licenses are typically exclusive for lottery scratch tickets, and such exclusivity is generally for the United States and Canada. In some cases, the licenses also include specific regions of the world for which such rights are appropriate. We are attempting to acquire worldwide or certain international rights for specific new licenses and are seeking to obtain worldwide or certain international rights on some existing licenses.

    We have also obtained patents on play styles or formats for instant games based on existing games of chance or probability games. Such games include Jacks Or Better-TM-, Hold'Em Poker-TM-, Black Jack, Roulette, Draw Poker, and Pick 2 Spin-TM-. See "Intellectual Property." Promotions associated with such games generate revenues from licensing fees and royalties rather than from merchandise sales. We do not currently derive significant revenues from such games.

CONTRACTS WITH LOTTERIES

    Our contracts with the lotteries provide for services that are tailored to the preferences of the lotteries and include ticket and point of sale design, prize structure development, promotional event planning, market research, customer service support, second chance drawing assistance and fulfillment services. The lottery contracts generally provide us with two sources of revenue which consist of (1) license and royalty fees for the use of the entertainment properties and (2) mark-up on the sale and fulfillment of collectible and logo bearing merchandise. See "Licensed-Based Games."

    We have had contracts with over 90% of all North American lotteries, and currently have over 50 promotions that are in progress or scheduled for introduction during calendar 2002 with 32 lotteries. Those states, in which we currently have or have previously had promotions, are as follows:

STATE LOTTERY                                  PROMOTIONS
---------------------------------------------  ---------------------------------------------
Arizona Lottery                                Harley-Davidson
                                               Star Trek

Atlantic Lottery                               Wheel of Fortune

British Columbia Lottery                       Harley-Davidson
                                               Holiday Harley
                                               Wheel of Fortune
                                               Hollywood Stars
                                               Elvis*

California Lottery                             Harley-Davidson
                                               Elvis*

Colorado Lottery                               Star Trek
                                               Wheel of Fortune
                                               Jacks or Better
                                               Times Square 2000
                                               Harley Davidson*

Connecticut Lottery                            Harley-Davidson
                                               Jacks or Better
                                               The New Millionaires
                                               Nifty Fifties
                                               Star Trek
                                               Ray Charles Powerball Campaign
                                               Times Square 2000

Delaware Lottery                               Double Feature
                                               NASCAR
                                               Elvis*
                                               Ray Charles Powerball Campaign

D.C. Lottery                                   Ray Charles Powerball Campaign
                                               Ray Charles Instant Game*

Florida Lottery                                Bonanza Bingo
                                               Wheel of Fortune I
                                               Wheel of Fortune II
                                               Harley-Davidson I
                                               Harley Davidson II*
                                               Elvis*

France, La Francais Du Jeaux                   World Cup*

Georgia Lottery                                Money Movies & Music
                                               Ray Charles Advertising Campaign I
                                               Ray Charles Advertising Campaign II
                                               Ray Charles III*
                                               Ray Charles Instant Scratch Ticket

STATE LOTTERY                                  PROMOTIONS
---------------------------------------------  ---------------------------------------------
Hoosier Lottery                                Bonanza Bingo
                                               Indiana's Greatest Sports & Headlines
                                               Harley-Davidson
                                               Money Movies & Music
                                               Star Trek
                                               Wheel of Fortune
                                               SPAM
                                               NASCAR Drivers*
                                               Elvis*

Idaho Lottery                                  Movie Mania
                                               Harley Davidson*

Illinois Lottery                               The New Millionaires
                                               Harley Davidson I
                                               Harley Davidson II*

Iowa Lottery                                   Harley-Davidson
                                               Jacks or Better
                                               Louisville Slugger
                                               Fast Car Cash*
                                               Ray Charles Powerball Campaign

Kansas Lottery                                 Star Trek
                                               Wheel of Fortune
                                               Harley Davidson
                                               Harley Davidson II*
                                               Ray Charles Powerball Campaign

Kentucky Lottery                               Harley Davidson
                                               Elvis
                                               NASCAR Drivers*
                                               Betty Boop*
                                               Ray Charles Powerball Campaign

Louisiana Lottery                              Harley-Davidson
                                               Elvis*
                                               Jacks or Better
                                               Money Movies & Music
                                               Ray Charles Powerball Campaign

Maine Lottery                                  Harley-Davidson
                                               NASCAR Drivers*

Maryland Lottery                               Harley-Davidson
                                               The New Millionaires

Michigan Lottery                               Harley-Davidson
                                               Harley Davidson II*

Minnesota Lottery                              Great Moments in Minnesota Sports
                                               Jacks or Better
                                               Double Feature
                                               SPAM
                                               Ray Charles Powerball Campaign

STATE LOTTERY                                  PROMOTIONS
---------------------------------------------  ---------------------------------------------
Missouri Lottery                               Great Moments in Missouri Sports
                                               Harley-Davidson
                                               Money Movies & Music
                                               Wheel of Fortune
                                               NASCAR Drivers*
                                               Elvis*

Montana Lottery                                Lottery's Magic Moments

Nebraska Lottery                               Wheel of Fortune

New Hampshire Lottery                          Harley-Davidson
                                               Star Trek
                                               Elvis*
                                               Ray Charles Powerball Campaign

New Jersey                                     Betty Boop
                                               Double Feature
                                               Harley-Davidson
                                               Harley-Davidson Ticket to Ride
                                               Jacks or Better
                                               Jacks or Better II*
                                               Jeopardy!
                                               Louisville Slugger
                                               Lucky Video
                                               Star Trek
                                               Twilight Zone
                                               Wheel of Fortune
                                               Elvis
                                               SPAM
                                               NASCAR Drivers*
                                               Hollywood Squares*
                                               CMT*
                                               Ray Charles Instant Ticket*
                                               Ray Charles Powerball Campaign
                                               Hollywood Squares*
                                               Heroes of Space*
                                               Tabasco*

New Mexico Lottery                             Harley-Davidson I
                                               Harley Davidson II*
                                               Tabasco*

New South Wales Lottery                        Elvis*

New York Lottery                               The New Millionaires
                                               Wheel of Fortune

Ohio Lottery                                   Double Feature
                                               Great Moments in Ohio Sports
                                               Harley-Davidson I
                                               Harley-Davidson II*
                                               The New Millionaires
                                               NASCAR Drivers*

STATE LOTTERY                                  PROMOTIONS
---------------------------------------------  ---------------------------------------------
Ontario Lottery                                Wheel of Fortune

Oregon Lottery                                 1 for the Money, 2 for the Show
                                               Star Trek
                                               Twilight Zone
                                               Wheel of Fortune
                                               Harley-Davidson*
                                               Ray Charles Powerball Campaign

Pennsylvania Lottery                           Grand Slam
                                               Great Moments in Pennsylvania Sports
                                               Harley Davidson I
                                               Harley Davidson II
                                               Harley-Davidson III*
                                               Harley-Davidson Pick 3 promotion
                                               Heavenly Fortunes Calendar
                                               Million Dollar Wheel of Fortune
                                               Elvis*
                                               Wheel of Fortune II*
                                               NASCAR Drivers
                                               Betty Boop*
                                               Money, Movies and Music
                                               The New Millionaires

Rhode Island Lottery                           Harley-Davidson
                                               SPAM
                                               Betty Boop*
                                               Wheel of Fortune*
                                               Ray Charles Powerball Campaign

South Dakota Lottery                           Double Feature
                                               Elvis*
                                               Harley-Davidson
                                               SPAM*
                                               NASCAR Drivers*
                                               Ray Charles Powerball Campaign

Texas Lottery                                  Great Sports Headlines of Texas
                                               Money Movies & Music
                                               Harley-Davidson*

Vermont Lottery                                Money Movies & Music

Virginia Lottery                               Bonanza Bingo
                                               Harley-Davidson
                                               Jacks or Better
                                               Money Movies & Music
                                               Star Trek
                                               Wheel of Fortune
                                               Elvis*
                                               NASCAR Drivers*

Washington Lottery                             Double Feature
                                               Money Mania

Western Canada Lottery                         Harley-Davidson

West Virginia Lottery                          Elvis*
                                               Ray Charles Powerball Campaign

STATE LOTTERY                                  PROMOTIONS
---------------------------------------------  ---------------------------------------------
Wisconsin Lottery                              Betty Boop
                                               Be My Boop
                                               Bonanza Bingo
                                               Harley-Davidson
                                               Holiday Harley
                                               Jacks or Better I
                                               Jacks or Better II
                                               Louisville Slugger
                                               (NASCAR Drivers) Race for Cash
                                               Pepsi and Cash
                                               Ray Charles
                                               Star Trek
                                               TNN Outdoors
                                               Twilight Zone
                                               Wheel of Fortune
                                               Tabasco*
                                               CMT*
                                               Ray Charles Powerball Campaign

*   Promotions in Progress or Scheduled for Introduction.

    We derived more than 10% of our revenue for the year ended December 31, 2001 from contracts with the following lotteries: California and New Jersey. For year ended December 31, 2000, we had contracts representing more than 10% of our revenue with the New Jersey and Wisconsin lotteries.

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

COMPETITION

    We are aware of several other companies, which design and promote lottery games based on licensed brands. Each is marketing to a particular niche. Telecom Productions, Inc. licenses a variety of brand name board games, including Monopoly(R), Trivial Pursuit(R) and Battleship(R). Promo-Travel represents a cruise line, various casino-theme properties, such as "Caesar's Palace," table games like "Let It Ride" and "Caribbean Stud" and the slot machine "Megabucks." More recently, Promo-Travel has attempted to secure entertainment-based licenses and has negotiated with several of the same license holders with whom we have had discussions and entered into agreements. Promo Travel recently obtained the lottery license for the comic strip character Blondie. Several other companies have made one-shot or sporadic licensing efforts. One instant ticket printer, Oberthur Gaming Technology, has acquired the licenses to Beetle Bailey(TM) and Slingo(TM). New competitors have recently entered this market and some that enter in the future may have considerably greater financial and other resources, experience and customer recognition than we do and may compete with us in both obtaining licenses to brand names or entertainment properties and supplying lottery products to the lottery jurisdictions. In addition, new competition in our market may require us to reduce our profit margins and spend more on advertising and marketing to remain competitive.

    In addition, to the best of our knowledge, no other company has ever attempted to utilize substantial quantities of merchandise with a licensed lottery game. We have positioned ourselves to utilize such merchandise prizes. Between 1989 and 1996, the majority of our lottery business had been the distribution of videos, compact discs and audiocassettes as second-chance prizes. We distributed nearly five million such prizes and experienced little to no competition in this area of the business. See "--Risk Factors--Intense competition could reduce our market share."

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

    Bonus Games, a Tennessee partnership, is the owner of the trademarked name Jacks Or Better(TM). We have the exclusive license to the trademark name as it pertains to scratch-off instant lottery tickets sold to North American lotteries pursuant to a three-year agreement with Bonus Games dated May 1, 2001.

HISTORY AND ORGANIZATION

    We are a Delaware corporation originally incorporated on December 29, 1994 under the name Puff Process, Inc. Our name was changed to MDI
Entertainment, Inc. and a one share for one hundred reverse stock split was effected in connection with the purchase, in August 1997, of both Media Drop-In Productions Inc., a Delaware corporation ("MDIP"), and MDI-Missouri, Inc., a Missouri corporation, in exchange for 4,800,000 shares of our common stock and notes in the aggregate principal amount of $300,000. The acquisition was effected through reverse mergers with two of our wholly-owned subsidiaries. These transactions resulted in a change in control, with Steven Saferin holding approximately 56% of the outstanding shares of our common stock. See "--Risk Factors--Existing stockholders are able to exercise control over us." Pre-merger holders of Puff Process, Inc. held approximately 32.1% of the outstanding shares of common stock immediately after the merger.

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

    Steven M. Saferin, President, Chief Executive Officer and Director, founded MDIP in 1986. Its initial mission was the production and sale of quality drop-in or vignette programming (30-second programs produced in a donut format to allow an advertiser to insert its commercial in the "hole" of the donut). MDIP produced a series of vignettes, which it sold to Fortune 500 companies, other nationally known companies and government agencies. In 1989, MDIP began the development of its first video premium promotion.

    MDIP began focusing on lottery promotions in 1987 when it marketed a drop-in series titled "The New Millionaires" to state lotteries. In 1990, it created and began marketing its Instant Entertainment Connection ("IEC") lottery promotion. This promotion, tied to an instant or scratch ticket, allowed lotteries to offer second-chance entertainment prizes, such as video tapes, compact discs and audio cassettes, to players with non-cash winning tickets. To date, this promotion has been utilized by 21 U.S. lotteries, with nearly 5 million prizes distributed to lottery players in those states. We have begun marketing this promotion on a limited basis internationally. In 1996, we changed our focus to concentrate on lottery games designed around licensed brand names and entertainment properties, leveraging off of the experience and reputation gained from the IEC promotions. See"--Lottery Promotions."

POTENTIAL EXPANSION OF BUSINESS

    We have begun to actively market our products with international lotteries. Several of our current licenses permit us to market the property outside the United States. In 2001, we hired Evelyn Yenson as Senior Vice President of International Sales and Marketing to oversee that function. We have had discussions with certain of our other license holders about acquiring international rights on a country-by-country basis. We cannot assure you that such rights will be obtained. We are seeking full international rights, if appropriate, for all new properties and have acquired such rights for Elvis Presley(R) and the Hollywood Sign(R) and Hollywood Walk of Fame(R), Ray Charles(R), The Pink Panther(R) and World Cup 2002(R). We have commenced a limited international marketing effort and expect to expand this effort in the year ahead. We have signed our second non-North American license with the French Lottery, La Francais du Jeaux. The French Lottery will introduce our World Cup 2002 license. Although we will likely pursue additional opportunities with respect to international lotteries; such pursuits depend upon our evaluation of the costs of international fulfillment, including import and export duties, foreign taxation issues, currency exchange issues and the costs of marketing and developing our reputation in international lottery jurisdictions.

    We are also evaluating other non-licensing entertainment related opportunities. Our contract arrangement with Mr. Ray Charles for advertising campaigns is an example of this type of additional promotional offering.

    We have invested significant resources in developing a catalog and E-Commerce business strategy called "lotteryprizeshop.com" and the Lottery Bonus Zone. This initiative permits lottery players of our licensed games to use non-winning tickets for discounts off the purchase of branded merchandise. This initiative can only be implemented with the approval of each lottery and we expect to compensate the lottery for their approval. We are continuing to examine other Internet lottery initiatives relating to our licensed properties.

EMPLOYEES

    As of March 1, 2002, we had 22 full-time employees, approximately 11 of whom were employed in the area of sales and marketing, three in operations and eight in administration. Our employees are not represented by a union or governed by a collective bargaining agreement. We have entered into employment agreements with Steven M. Saferin and Kenneth M. Przysiecki. See "Executive Compensation-Employment Agreements." We have also entered into a consulting agreement with 1010 Productions, Inc., the president and sole shareholder of which is Linda Kesterson Saferin, spouse of Steven M. Saferin, and former employee, officer and director of MDIP. See "Certain Relationships and Related Transactions."

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

    WE HAVE SIGNED A LETTER OF INTENT TO MERGE. On February 26, 2002, we executed a Letter of Intent for Scientific Games to acquire all of the outstanding shares of MDI (except for the 708,333 shares which are currently owned by Scientific Games) by exchanging its shares for MDI shares at $2.10 per MDI share. The closing of the transaction is subject to certain conditions including execution of definitive agreements, the completion of due diligence and shareholder approval by MDI shareholders and, accordingly, we can not assure you that the merger will be consummated on the proposed terms, if at all. Steven Saferin, CEO and President of MDI Entertainment will continue as CEO and President of MDI, which will become a wholly owned subsidiary of Scientific Games. MDI is expected to operate as an autonomous business unit and will continue to offer its products and services to all lotteries. You should be cautioned that should the merger take place on the proposed terms, the value of any shares of MDI is fixed at $2.10 per share and subsequent to the merger former shareholders of MDI, except for those who pursue any applicable appraisal rights, will be subject to the risks involved in owning stock of Scientific Games.

    WE HAVE HAD LOSSES. Although we had a profit of $3,320,900 for the year ended December 31, 2001, we incurred a loss of $(4,047,100) for the year ended December 31, 2000. We cannot assure you that we will operate profitably in the near future or at all.

    WE MAY CONTINUE TO NEED FINANCING OR ADDITIONAL EQUITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS. As of December 31, 2001, our current assets exceeded our current liabilities (including "billings in excess of costs and estimated earnings on uncompleted contracts" totaling $2,497,100) by $714,100. In September 2000, we raised $520,000 in the form of two short- term loans originally maturing on January 31, 2001 from our President and Chief Executive Officer, and from an unaffiliated individual. The loan from the unaffiliated individual of $260,000 was subsequently extended until May 15, 2001 and paid at that time. The $260,000 loan from our President and Chief Executive Officer is currently due and payable on demand.

    As a result of our uneven cash flow and the up front costs of obtaining licenses, our President and Chief Executive Office has, from time to time, loaned money to us and personally guaranteed bonds to lotteries on our behalf. Mr. Saferin is not obligated to extend such loans or make such guarantees and, if he does not do so in the future, it could adversely affect us. Moreover, we may require additional financing to meet our needs. We have not determined the amount we may seek to raise or the form of this financing (i.e. debt or equity). We cannot assure you that we will obtain additional financing for future operations or capital needs on favorable terms if at all.

    WE MAY BE UNABLE TO MAINTAIN OR RENEW ALL OUR CURRENT LICENSES. Our success will be dependent upon maintaining our current licenses for the rights to use names and well known logo bearing merchandise. The terms of the current licenses are generally for 2 to 3 years, although they may be terminated sooner under certain circumstances. We cannot assure you that the current licenses will be renewed once they expire. In addition, increased competition for licenses may cause the terms and costs of renewed licenses to be less favorable than they had been historically.

    WE MAY BE UNABLE TO PROVIDE MERCHANDISE TO THE LOTTERIES WHEN NEEDED. We supply the lotteries with logo bearing merchandise related to our contracts with them. We obtain approximately 95% of this merchandise from authorized representatives of the licensor. We cannot assure you that the logo bearing merchandise will be available from such authorized representatives when needed by us to satisfy our obligations to the lotteries.

    WE MAY BE UNABLE TO ACQUIRE NEW LICENSES. Our success is dependent on our ability to obtain rights to use well-known entertainment and other similar properties for use on lottery tickets and related merchandise. We cannot assure you that we will continue to obtain such licenses on favorable terms or at all, particularly in light of increased competition.

    WE DEPEND ON CUSTOMER RELATIONSHIPS WITH NORTH AMERICAN LOTTERIES AND INTERNATIONAL EXPANSION INVOLVES RISKS. Many of our licensing rights are currently limited to United States or North American lotteries. There are currently 40 United States lotteries and five additional Canadian lotteries. The extremely limited potential customer base means that if any target lottery refuses to purchase a particular promotion from us or if it only uses a promotion once, there may be a significant negative impact on our revenue and earnings. The four state lotteries that purchased promotions accounting for the highest percentage of our revenues during the year ended December 31, 2001 were New Jersey, California, Pennsylvania and Florida with 21%, 11%, 9% and 8%, respectively. We cannot assure you that these lotteries will maintain the same level of promotions or that other lotteries will increase promotions beyond current levels, or enter into contracts with us at all. In addition, in fiscal 2001 our current lottery customers represented a substantial portion of all U.S. lotteries. Accordingly, substantial expansion may be difficult unless we expand outside the U.S., or develop additional products. Expansion outside the U.S. involves numerous difficulties and risks, including differing cultural and regulatory issues, foreign currency issues and political risk.

    WE HAVE NO ON-GOING SOURCES OF REVENUE. Our revenues are derived on a contract-by-contract basis from state lotteries. There are no regular on-going sources of revenue at the present time and we must continually create and market new promotions to our lottery customers. Lotteries frequently move start dates for promotions thereby causing gaps in our cash flow. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. We may depend on a particular promotion in any given year, and a decrease in sales of the promotion or the loss of the underlying license would seriously impact our revenues and earnings.

    WE MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION OF LOTTERIES AND GAMBLING. Since most lotteries are government agencies with lottery executives appointed by the state's governor or other high ranking official, opportunities or projects in progress can be slowed after an election if the incumbent governor is not reelected. There is a growing concern in the United States about the explosion of gaming. The creation of The National Gambling Impact Study Commission and its released report, may negatively impact state lotteries and other gaming activities and hence our business. We cannot assure you that there will not be an adverse change in the lottery laws of any jurisdiction in which we do business. In addition, we cannot predict the nature of the regulatory process in any jurisdiction that may authorize the use of instant tickets in the future. Any such regulatory process may be burdensome to us and our customers or their key personnel and could include requirements that we would be unable to satisfy. See "Government Regulation."

    EXISTING STOCKHOLDERS ARE ABLE TO EXERCISE CONTROL OVER US. Our officers and directors beneficially own approximately 47% of the outstanding common stock and Steven M. Saferin owns approximately 34%. Our Certificate of Incorporation does not provide for cumulative voting for the Board of Directors. As a result, Steven M. Saferin and management have substantial influence over the election of a majority of our directors and the outcome of issues submitted to a vote of our stockholders. See "Security Ownership of Certain Beneficial Owners and Management."

    THE LOSS OF THE SERVICES OF STEVEN M. SAFERIN COULD HARM OUR BUSINESS. Our success depends to a significant extent on the performance and continued service of Steven M. Saferin, an officer and director. MDI has entered into an employment agreement with Mr. Saferin which expires on August 8, 2002 or three years from the date we first file a registration statement with the SEC registering all of his shares, whichever is later. We do not carry key man insurance. See "Executive Compensation--Employment Agreements."

    INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE. We have traditionally acquired exclusive rights to license entertainment and other properties to the U.S. lottery industry. We have faced only one situation in which there was substantial competition in acquiring such rights and we were the successful bidder for these rights. Having that competition has forced us to pay more than usual for such rights and we are experiencing lower gross profit margins on this property. However, there are several organizations that also design and promote lottery games and promotions based on licensed brands. One of these companies is pursuing the types of entertainment properties we have targeted. In addition, it is possible that potential licensors may design their own lottery games and seek to market them directly to the lotteries, thus bypassing us. Other potential sources of competition are the printers of instant tickets who, to improve their own competitive standing, might attempt to acquire licensing rights for various properties to offer exclusively to their lottery customers and enhance their competitive bidding for lottery printing contracts. Scientific Games has indicated that it may compete directly with us if the contemplated merger is not consummated. See "Competition."

    WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS. We have never paid any cash or other dividends on our common stock. At present, we do not anticipate paying dividends on our common stock in the foreseeable future and intend to devote any earnings to the development of our business. Investors who anticipate the need for immediate income from their investment should refrain from purchasing our common stock.

    WE INDEMNIFY OUR DIRECTORS AND OFFICERS AGAINST CERTAIN EXPENSES AND LIABILITIES. So far as permitted by the Delaware General Corporation Law, our Certificate of Incorporation and By-Laws provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been directors or officers, including the pending litigation relating to the proposed merger, unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. As a result of such provisions, stockholders may be unable to recover damages against our directors and officers for actions taken by them which constitute negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing our directors, officers, employees and agents for breaches of their duty of care, even though such action, if successful, might otherwise benefit us and our stockholders.

    FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT OUR STOCK PRICE. The market price of our common stock could decline as a result of sales of a substantial number of shares of our common stock in the market, or the perception that such sales could occur. Our stock has not been particularly liquid since we were delisted from NASDAQ and as a result our stock price has been more influenced by relatively small trade volumes. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of the date of this Form 10-KSB, we had 11,751,452 outstanding shares of common stock. Of these shares, 6,631,736 shares of common stock are freely tradeable, not including an aggregate of 8,840,872 shares (including shares underlying certain options, warrants and notes) which may be sold pursuant to an effective registration statement.

    In March 2001, Scientific Games converted its subordinated convertible debenture into 375,000 shares of common stock at a conversion rate of $2.00 per share.

    On November 1, 2001, 444 shares of Series B Preferred Stock, held by eLot, Inc. were converted into 444,444 shares of common stock. These shares will become eligible for resale in the public market from time to time. Elot currently holds a warrant to acquire 555,556 shares of our common stock at an exercise price of $3.50 per share.

    As of the date of this Form 10-KSB, options to purchase a total of 1,312,500 shares of our common stock are outstanding. Of such options, options to purchase 517,500 shares are currently exercisable. In addition, warrants to purchase a total 2,408,656 shares of our common stock are outstanding and all of such warrants are exercisable.

    We have filed a registration statement covering an aggregate of 2,373,621 shares including shares of our common stock issued upon conversion of our Series A Preferred Stock and subordinated convertible debenture and shares issuable upon the exercise of certain warrants. All shares covered by that registration statement are freely tradable. If a large number of such shares are sold in the public market, the price of our common stock may fall.

    On February 26, 2002, we executed a Letter of Intent for Scientific Games to acquire all of the outstanding shares of MDI (except for the 708,333 shares which are curently owned by Scientific Games) by exchanging its shares for MDI shares at $2.10. We cannot predict what impact, if any, the proposed merger will have on the price of our comon stock, except that you should be cautioned that, should the merger take place on the terms proposed, the value of any shares of MDI will be fixed at $2.10 per share.

    THERE ARE CERTAIN ANTI-TAKEOVER EFFECTS ASSOCIATED WITH THE ISSUANCE OF "BLANK CHECK" PREFERRED STOCK. Our Certificate of Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of "blank check" preferred stock, of which 2,027 shares has been designated Series A Preferred Stock. The Series A Preferred stock has been fully converted. A second issuance of 444 shares have been designated as Series B Preferred, all of which has been converted to common stock. The Board of Directors, without stockholder approval, may fix all the rights of the preferred stock. The issuance of such stock could, among other results, negatively affect the voting power of the holders of common stock.

    Under certain circumstances, the issuance of the preferred stock would make it more difficult for a third party to gain control of us, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. Such provisions may discourage attempts to acquire us.

    We have no arrangement, commitment or understanding with respect to the issuance of our preferred stock. We cannot assure you, however, that we will not, in the future, issue additional shares of preferred stock.

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

    To date, our non-U.S. business is principally done with Canada. We have experienced stable exchange rates with respect to Canadian currency during the time we have had ongoing contracts. We currently have no hedging contracts or other financial instruments outstanding which would mitigate the effect of a currency translation loss. See risk factors "WE DEPEND ON CUSTOMER RELATIONSHIPS WITH NORTH AMERICAN LOTTERIES AND INTERNATIONAL EXPANSION INVOLVES RISKS" for additional discussion of risks associated with doing business internationally.

ITEM 2. DESCRIPTION OF PROPERTY.

    We maintain our executive offices in approximately 5,179 square feet of space in Hartford, Connecticut pursuant to a lease expiring on December 31, 2004. We are renting an additional 1,200 square feet of space in the same building to conduct lottery drawings and for records storage. We do not have an option to renew. Monthly lease payments are approximately $7,018 per month. We also maintain executive offices in approximately 2,200 square feet in Fort Worth Texas pursuant to a lease expiring September 30, 2004. We do not have an option to renew. Monthly lease payments are approximately $3,025 per month.

ITEM 3. LEGAL PROCEEDINGS.

THE LOTTERY CHANNEL, INC.

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

    Steven M. Saferin, our President and Chief Executive Officer, had filed a complaint, in his individual capacity, against Roger W. Ach, II, the President and Chief Executive Officer of Lottery Channel, seeking $108,000 as payment for a promissory note, due July 30, 2000. Also, on December 19, 2000, we filed a complaint in the United States District Court for the Southern District of New York against John Doe, seeking compensatory and punitive damages for defamation occurring on Internet message boards.

    On February 20, 2002 we entered into a Settlement Agreement and Release with the Lottery Channel, Inc., which provided for a mutual release of all claims arising out of this litigation. In addition, Steven Saferin dismissed his lawsuit against Roger W. Ach, II.

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

    We entered into an agreement with Oxford with an effective date of July 9, 2001 whereunder we agreed to accept securities of two publicly traded companies valued in excess of $3.2 million, by reference to the closing prices of such securities, as of the date of its receipt of the securities in lieu of the cash investment Oxford agreed to make under the April 25, 2001 Stock Purchase Agreement. Among other things, Oxford agreed that it would not be entitled to nominate one member to our Board of Directors; that it could not require performance of any matters under the Stock Purchase Agreement and Certificate of Designations up to the date of July 9, 2001 Agreement, including but not limited to payments of dividends; and that the Certificate of Designations was null and void.

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

    By letter dated July 27, 2001, we notified Oxford that, pursuant to the July 9, 2001 Agreement, we were exercising our right to exchange the publicly traded securities we received from Oxford for all of our stock issued to Oxford.

    Oxford did not honor our exchange right. On August 6, 2001, we filed a Motion For Temporary Restraining Order and Preliminary Injunction and a Verified Complaint in the United States District Court of the District of Maryland against Oxford and Gregory C. Dutcher.

    On December 31, 2001 we settled the lawsuit brought by us against Oxford. and Gregory C. Dutcher concerning our financing transaction with Oxford. In the settlement, we returned stock of DataMEG and McClendon Transportation to Oxford. Oxford returned our MDI Series C Preferred Stock, which had been issued to them in exchange for the DataMEG and McClendon securities. We also received a non-interest bearing promissory note in the principal amount of $100,000, $10,000 of which was due on February 15, 2002 and the balance of which is due on the earlier of December 31, 2003 or from the sales proceeds of 1,000,000 shares of DataMEG stock placed in escrow. The market value of the DataMeg shares at March 13, 2002 was $75,000. As of the date of this 10-K filing we have not received the $10,000, which was due on February 15, 2002. We are carrying the note as an asset on our balance sheet at December 31, 2001.

CLASS ACTION LAWSUIT BY SHAREHOLDERS:

    On February 28, 2002, a class action suit on behalf of our public stockholders (the "Plaintiff") was filed in the Court of Chancery of the State of Delaware against us, all of the members of our board of directors and Scientific Games Corporation, to enjoin the previously disclosed proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of our common stock which it does not already own. In its complaint, the Plaintiff alleges that the consideration offered to our stockholders in the proposed acquisition is unfair and inadequate because the Plaintiff believes that the intrinsic value of our common stock is materially in excess of the amount offered giving consideration to our growth and anticipated operating results, net asset value, and future profitability. The Plaintiff further alleges that independent valuatons performed by our board of directors before they approved the proposed transacton valued us in excess of the value of the proposed transaction. The Plaintiff further alleges that the defendants have approved a proposal that favors their own interests over those of our public stockholders. The Plaintiff has requested the court to preliminarily and permanently enjoin us from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the Plaintiff has requested that the court award to the Plaintiff compensatory damages. We believe that the lawsuit lacks merit and intend to contest it vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

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

                                                                HIGH       LOW
                                                              --------   --------
CALENDAR YEAR 2000
  1st Quarter...............................................  $14.875     $1.375
  2nd Quarter...............................................  $10.062     $3.813
  3rd Quarter...............................................  $ 6.750     $2.031
  4th Quarter...............................................  $ 3.688     $ .781

CALENDAR YEAR 2001
  1st Quarter...............................................  $ 2.44      $1.00
  2nd Quarter...............................................  $ 2.60      $1.65
  3rd Quarter...............................................  $ 1.87      $1.00
  4th Quarter...............................................  $ 1.70      $1.05

    As of March 4, 2002, the high and low bid prices per share of common stock as reported by the Over the Counter Bulletin Board under the symbol LTRY:OB were $2.00 and $1.87, respectively and there were approximately 1,146 holders of record of the common stock.

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

SALE OF PREFERRED STOCK

    On November 1, 2000, we entered into a Stock Exchange Agreement with eLot, Inc. We issued 444 shares of Series B Preferred Stock and a three year warrant to purchase 555,556 shares of common stock at an exercise price of $3.50 per share to eLot in exchange for 1,000,000 shares of eLot common stock. The Series B Stock paid no dividends and was converted into 444,444 shares of our common stock on November 1, 2001.

    We have granted eLot certain registration rights with respect to the resale of our common stock issued to eLot. Such rights include certain piggy-back and S-3 registration rights, as well as eLot's right to demand one registration commencing any time after closing, subject to certain limitations.

    In connection with this placement, we paid Venture Partners Capital, LLC, a registered broker-dealer and related party, a 2% cash fee.

    We received gross proceeds of $1,750,000 on August 4, 1999 from the private sale to an investor of 2,027 shares of Series A Preferred Stock representing approximately 20% of our outstanding common stock on an as converted basis. The Series A stock had a liquidation preference of approximately $863 per share and paid a dividend at the rate of 5% per annum, payable in cash or common stock at our option and was convertible into an aggregate of 2,027,000 shares of common stock, subject to adjustment under certain circumstances. As of the date of this Form 10-KSB, all of the Series A stock has been converted into common stock and registered. The holders of the common stock converted from Series A stock continue to be entitled to certain rights of first refusal as to new securities issued by us, subject to certain exclusions.

    In connection with the placement, we paid Venture Partners Capital, LLC, a registered broker-dealer, a $140,000 cash fee and issued a seven-year warrant to purchase 566,875 shares of common stock at $1.31 per share.

ISSUANCE OF A SUBORDINATED CONVERTIBLE DEBENTURE

    On September 21, 1999, we issued a subordinated convertible debenture to Scientific Games for $750,000. The Debenture bore interest at 7% per annum and is payable semi-annually, on June 30 and December 31 of each year, until its maturity on September 21, 2009. The Debenture was convertible at the option of Scientific Games at the rate of $2.00 per share of common stock, subject to adjustment under certain circumstances, into an aggregate of 375,000 shares of common stock and was convertible at our option at any time after the earlier of
(a) September 21, 2001 or (b) after the underlying common stock was registered pursuant to the Securities Act of 1933, as amended, and the price of the Company's common stock exceeded $3.00 per share. On March 14, 2001, the Debenture was converted into 375,000 shares of common stock; however, as a condition of the early conversion, we continued to make payments in lieu of interest until September 21, 2001.

    In addition, on September 21, 1999, Steven M. Saferin sold to Scientific Games 333,333 shares of his common stock at a price of $1.50 per share. In connection with this placement, we paid Venture Partners Capital, LLC, a registered broker-dealer, a $62,000 cash fee and issued it a seven year warrant to purchase 226,020 shares of common stock at $1.25 per share.

    Accounting principles generally accepted in the United States require that the interest rate on debt represent a fair market rate for "comparable" debt instruments. We have determined that a fair market rate for this debt would approximate 10% and, therefore, have discounted the carrying value of the liability, with the offsetting credit reflected as additional paid-in capital.

    This subordinated debenture was converted into 375,000 shares of common stock on March 14, 2001.

WARRANTS

    During the year ended December 31, 2001, we issued warrants to purchase 25,000 shares of common stock at an exercise price of $2.25 as part of a remuneration package paid to an independent consultant. During the year ended December 31, 2000, we issued warrants to purchase 555,556 shares of common stock at an exercise price of $3.50 as part of our stock exchange agreement with eLot, Inc. We also issued warrants to purchase 100,000 shares of common stock at an exercise price of $4.56 in consideration for a licensing agreement and 910,205 warrants at exercise prices ranging from $.88 to $3.94 representing prepaid financing costs on certain short-term borrowing arrangements during the seven months ended December 31, 2000.

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

    Our success is dependent on our ability to maintain and secure licensed properties, sell these properties to lotteries and the performance of the properties once they are introduced as lottery games to players. We believe that revenues will fluctuate as individual license-based promotions commence or wind down and terminate. In addition, our licenses (which are generally for 2 to 3 years) terminate at various times over the next several years. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. The timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions is unpredictable. Accordingly, period to period comparisons may not be indicative of future results.

    We are in continuous negotiations to obtain additional properties and expect to reach several agreements over the next six to 12 months; however we cannot assure you that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.

                                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                      -----------------------------------------------
                                                         2001          %          2000          %
                                                      -----------   --------   -----------   --------
Revenue.............................................  $14,661,952     100.0%   $ 4,976,967     100.0%
Cost of revenues....................................    8,516,354      58.1%     3,228,505      64.9%
                                                      -----------    ------    -----------    ------
  Gross profit......................................    6,145,598      41.9%     1,748,462      35.1%
Selling, general and administrative expenses........    3,925,326      26.8%     3,929,984      79.0%
Terminated merger expenses..........................           --       0.0%       727,025      14.6%
Cost of unsuccessful funding........................      182,296       1.2%            --       0.0%
                                                      -----------    ------    -----------    ------
  Operating profit (loss)...........................    2,037,976      13.9%    (2,908,547)    -58.4%
Interest expense....................................      146,658       1.0%       167,802       3.4%
Interest (income)...................................      (17,010)     -0.1%       (12,867)     -0.3%
Other (income) expense..............................     (113,046)     -0.8%       172,818       3.5%
(Gain)/loss-investment securities...................      (12,669)     -0.1%       807,401      16.2%
                                                      -----------    ------    -----------    ------
Income (loss) before (benefit) provision for income
  taxes.............................................    2,034,043      13.9%    (4,043,701)    -81.2%
(Benefit) provision for income taxes................   (1,286,838)     -8.8%         3,429       0.1%
                                                      -----------    ------    -----------    ------
  Net income (loss).................................  $ 3,320,881      22.6%   $(4,047,130)    -81.3%
                                                      ===========    ======    ===========    ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Results for the year ended December 31, 2001 reflected a net income of $3,320,900 compared to a net loss of $(4,047,100) for the comparable year ended December 31, 2000. The increase in net income was attributable to three major factors. The first is significantly improved revenue. The second is operational cost improvements resulting in both an improved gross profit margin and lowered selling, general and administrative expenses. Thirdly, the effect of reversing $1.3 million of a $2 million valuation allowance established for deferred tax assets. These three factors are discussed in further detail below.

    Revenue during the year ended December 31, 2001 was $14,662,000 compared to $4,977,000 for the year ended December 31, 2000. This is an 195% increase in revenue.

    Revenue for the year ended December 31, 2001 was derived primarily from sales of three entertainment-based or branded name properties. Of the total revenue of $14,662,000, approximately 36% represented Harley Davidson(R), 19% represented Elvis Presley(R) and 13% represented NASCAR Drivers(R). The remaining 32% of revenue were derived from 13 other entertainment-based or branded name properties.

    Cost of revenue as a percentage of revenue decreased from 64.9% for the year ended December 31, 2000 to 58.1% for the year ended December 31, 2001. This improvement enabled us to achieve our Gross Profit goal of 40% or greater.

    As a result of this improved cost of revenue percentage, we achieved a gross profit of 41.9% for the year ended December 31, 2001 compared to 35.1% for the year ended December 31, 2000.

    Selling, general and administrative expenses totaled $3,925,300 for the year ended December 31, 2001 compared to $3,930,000 for the year ended December 31, 2000. This reduction in overall costs is especially significant due to the increase in revenue of 195% over the same twelve-month period in 2000. Payroll and employee related benefits increased approximately $300,000 compared to the same period in 2000. This increase is attributable to the increased sales staffing needed to develop our regional and global sales organization, which contributed to our increased revenue in 2001 and our current backlog of $14.5 million as of December 31, 2001.

    Increases in payroll and employee related benefits costs were partially offset by a nearly $200,000 reduction in nonrecurring lobbying expenses and financial consulting fees related to the failed Lottery Channel merger. Convention and advertising were also approximately $80,000 less than last year again due to the failed merger, in our attempt last year to position ourselves jointly to the lottery industry.

    Cost of unsuccessful funding of $182,300 for the year ended December 31, 2001 includes legal, accounting and investment banking fees associated with the unsuccessful placement of our Series C preferred Stock with Oxford which is discussed in greater detail in Part I, Item 3 "Legal Proceedings."

    Operating income was $2,038,000 (13.9% of revenue) for the year ended December 31, 2001 compared to an operating loss of $(2,909,000)(58.4% of revenue) for the year ended December 31, 2000. This improvement was principally due to the factors described above.

    Interest expense was $146,700 for the year ended December 31, 2001 compared to $167,800 for the year ended December 31, 2000. This decrease in interest expense is attributable to the reduction in the amount of principal outstanding on loans during the year ended December 31, 2001, more fully discussed in "Liquidity and Capital Resources".

    There was $17,000 of interest income for the year ended December 31, 2001 compared to $12,900 for the year ended December 31, 2000. This increase is related to the increase in our cash position as compared to last year.

    Other income was $113,000 for the year ended December 31, 2001 compared to other expense of $172,800 for the year ended December 31, 2000. The $113,000 of income this year was primarily attributable to an exchange of stock for reduced billings owed to our attorneys, which was settled during the first quarter of 2001. The $172,800 of other expense for the year ended December 31, 2000 was primarily the cost of 100,000 penalty shares of common stock issued as a result of not timely filing a registration statement covering restricted stock issued in January 2000 in a stock for debt exchange to improve our cash flow. The cost attributable to those shares was $115,600. These shares could not be registered on a timely basis due to the ongoing merger negotiations with Lottery Channel. The remainder of other expenses for the year ended December 31, 2000 was primarily attributable to a $60,000 favorable settlement of a lawsuit we instituted, which, after legal costs, resulted in an expense of $51,000.

    The gain on investment securities for the year ended December 31, 2001 was $12,700 compared to a loss on investment securities of $807,400 for the year ended December 31, 2000. The gain of $12,700 this year was attributable to the sale of eLot, Inc. stock held as an investment. The loss of $807,400 was due to the write down of our investment in eLot, Inc. stock to market value at December 31, 2000.

    For the reasons set forth above, we had a net income before taxes of $2,034,000 for the year ended December 31, 2001 compared to a loss before taxes of $(4,043,700) for the year ended December 31, 2000.

    Net income after taxes increased to $3,320,900 for the year ended
December 31, 2001 compared to a loss of $(4,047,100) for the year ended
December 31, 2000. The reduction in income taxes in the year ended December 31, 2001 is attributable to our reversal of approximately $1.3 million of a deferred tax asset valuation allowance. Under accounting principles generally accepted in the United States a valuation allowance is established when it is more likely than not that a portion or all of a deferred tax asset will not be realized. We have deferred tax assets related to net operating losses that can be utilized to offset taxable income in future years. As of December 31, 2000, a valuation allowance was recorded for these deferred tax assets. In 2001, we determined that it is more likely than not that a portion of these deferred tax assets will be utilized, and accordingly, $1.3 million of the valuation allowance was reversed. This determination was based on our profitability in 2001 and our expectation of continued profitability.

    Earnings per share was $.30 and $.28 on a basic and fully diluted basis for the year ended December 31, 2001, compared to an earnings per share loss of ($.47) and ($.47) on both a basic and fully diluted basis for the year ended December 31, 2000.

    However, our pro-forma fully-taxed (i.e. operating income less the statutory tax rate) basic and fully diluted earnings per share was $.12 and $.11 for the year ended December 31, 2001, compared to a pro-forma fully-taxed basic and fully diluted loss per share of ($.47) and ($.47) for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, we had cash and cash equivalents of $251,600 compared to $528,200 as of December 31, 2000. This lower cash position at December 31, 2001 is primarily attributable to increases in inventory and reductions in accounts payable at year-end. In addition, $80,000 was spent to acquire licenses in the fourth quarter of 2001. Short-term debt was also paid down from $955,000 at December 31, 2000 to $274,200 at December 31, 2001. Trade receivables increased to $2,709,500 at December 31, 2001 from $1,140,900 at December 31, 2000.

    As of December 31, 2001 we had positive working capital of $714,100. Included in current assets is $1,343,000 in deferred tax assets, a non-cash asset. Also within current liabilities is $2,497,100 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., amounts invoiced to, or received from our customers, but which may not be recognized as revenue until we purchase the related contracted merchandise). Accordingly, such liability will not adversely impact subsequent cash flow, except to the extent that we need to purchase merchandise and incur subsequent fulfillment costs relative to this revenue, which typically approximates 50% of the related revenue. Without these two items working capital would have been $619,700.

    As part of our continuing effort to improve working capital in January 2001, we negotiated a stock for fees exchange with two of our law firms and our investment banking firm. The cash flow savings from this exchange totaled $364,410.

    Our indebtedness as of December 31, 2001 was $274,200, consisting primarily of a promissory note payable to our President and Chief Executive Officer, in the amount of $260,000. The remainder represents the final payment due under an installment loan payable to our President and Chief Executive Officer. As stated earlier, we repaid $460,000 of short-term loans to unrelated parties late in the second quarter ended June 30, 2001.

    The convertible subordinated debenture, with an outstanding balance of $558,750 was converted into common stock on March 14, 2001. Under the terms of the conversion we paid the interest payments which would have been due through September 21, 2001.

    As more fully disclosed under "Recent Developments" in April 2001, we entered into an agreement to sell Series C Convertible Preferred Stock for $3.2 million. The funds were never received and attempts were made to restructure the financing transaction. We agreed to accept securities in lieu of cash. Ultimately, we decided to exercise our right to exchange these securities for our stock. Such exchange right was not honored and ultimately we settled the matter by returning the securities previously accepted in lieu of cash and receiving our previously issued Series C Convertible Preferred Stock and a non-interest bearing promissory note in the amount of $100,000. See Part I, Item 3 "Legal Proceedings."

    Our obligations and commitments to make future payments under contracts debt and lease agreements is summarized in the following table:

                                                            PAYMENTS DUE BY PERIOD
                                                  -------------------------------------------
                                                                                     AFTER 5
CONTRACTUAL OBLIGATIONS                            TOTAL     1-3 YEARS   4-5 YEARS    YEARS
-----------------------                           --------   ---------   ---------   --------
Long-term Debt.................................. $  274,199   $ 274,199    $    --      $  --
Employment Contracts............................    557,000     557,000         --         --
Operating Leases................................    392,387     345,560     46,827
                                                 ----------  ----------     ------      -----
Total Contractual Cash.......................... $1,223,586  $1,176,759    $46,827      $  --
                                                 ==========  ==========     ======      =====

    Included in the above amounts is $400,000 payable to our President and Chief Executive Officer, Mr. Saferin, for current fiscal year 2002. This amount was agreed to by the board as his new compensation until a new employment agreement was completed subject to a new bonus compensation plan being established for both him and other management personnel. However, a $50,000 bonus for Mr. Saferin was approved by the board for 2001. The proposed merger with Scientific Games contemplates that Mr. Saferin will enter into a new employment agreement with the surviving entity.

    Notwithstanding those amounts presented in the above table, we do not have any material capital commitments and do not currently anticipate making any substantial expenditure other than in the normal course of business except that there will be a number of expenses, including legal fees and investment banking fees associated with the proposed merger and related litigation. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments. Increasing competition of licenses may adversely impact fees which, in addition to the impact on liquidity, will also adversely impact operations.

    As a result of our relatively low working capital position and inconsistent cash flow, our President and Chief Executive Officer has, from time to time, loaned money to us and personally guaranteed bonds to lotteries on our behalf. Mr. Saferin is not obligated to extend such loans or make such guarantees and if he does not do so in the future it could adversely affect us. Also, we do not currently have, but are seeking to obtain, a working capital line from a bank to draw on during anticipated cash flow valleys. We cannot assure you that we will be able to obtain a credit line on favorable terms if at all.

    In light of the fact that our games represent a substantial amount of the themed or branded type of lottery games offered in the United States, our ability to expand revenue above that achieved in 2001 will depend on our ability to expand internationally or develop new products. We cannot assure you that our strategies to so expand or develop will be successful.

CRITICAL ACCOUNTING POLICIES

    We have identified the policies below as critical to our business operations and understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations", where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-KSB, beginning on page
63. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

    - REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgements affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

    - INCOME TAXES. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheets and provide any necessary allowances as required.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 133." This has resulted in the deferral of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have an impact on our financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition. We adopted SAB No. 101 on January 1, 2000. Adoption of SAB No. 101 did not have an effect on our operating results or financial position.

    On June 30, 2001 the FASB finalized Statements of Financial Accounting Standards No. 141 "Business Combinations" and No.142, "Goodwill and Other Intangible Assets". Adoption of SFAS No. 142 is required beginning with the first quarter of 2002. We have no planned or anticipated business acquisitions, which would be affected by SFAS No. 141. Our intangible amortization policies are consistent with SFAS No. 142. Therefore, the implementation of these two standards is not expected to have a material impact on our financial condition or results of operations.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The adoption of SFAS No. 144 is not anticipated to have an effect on our operating results or financial position.

    On December 19, 2001, the Securities and Exchange Commission (SEC) announced that it had adopted amendments to its proxy statements and Form 10-K rules concerning disclosure of outstanding options, warrants and rights granted by public companies under their equity compensation plans. The new release, entitled "Disclosure of Equity Compensation Plan Information" is effective for Annual Reports on Form 10-K for fiscal years ending after March 15, 2002 and for proxy and information statements for meetings of, or actions to be taken by, stockholders on or after June 15, 2002.

ITEM 7. FINANCIAL STATEMENTS.

    The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information set forth under the caption "Proposal 2" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held in June 2002 is hereby incorporated by reference."

ITEM 10. EXECUTIVE COMPENSATION.

    The information set forth under the caption "Proposal 2" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held in June 2002 is hereby incorporated by reference."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Proposal 2" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held in June 2002 is hereby incorporated by reference."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Proposal 2" in the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held in June 2002 is hereby incorporated by reference."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

           EXHIBIT
             NO.                                    DESCRIPTION
    ---------------------                           -----------
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

             4.1            Registration Rights Agreement dated August 8, 1997, between
                            MDI Entertainment Inc., Steven M. Saferin and Agostino T.
                            Galluzzo.(1)

             4.2            1998 Stock Option and Award Plan, dated September 22,
                            1998.(1)

             4.3            Registration Rights Agreement dated August 4, 1999 between
                            MDI Entertainment, Inc. and International Capital Partners,
                            LLC.(4)

             4.4            Stock Purchase Agreement dated August 4, 1999 between MDI
                            Entertainment, Inc. and International Capital Partners,
                            LLC.(4)

           EXHIBIT
             NO.                                    DESCRIPTION
    ---------------------                           -----------
             4.5            Convertible Subordinated Debenture Purchase Agreement dated
                            September 21, 1999 between MDI Entertainment, Inc. and
                            Scientific Games, Inc.(6)

             4.6            Convertible Subordinated Debenture dated September 21, 1999 between MDI Entertainment, Inc. and Scientific
                            Games, Inc.(6)

             4.7            Purchase Agreement dated September 21, 1999 between Steven
                            M. Saferin and Scientific Games, Inc.(6)

             4.8            Stockholders' Agreement dated as of January 26, 2000 between
                            MDI Entertainment, Inc., MDI Acquisition, Inc. and certain parties listed therein.(7)

             4.9            Stockholders' Agreement dated January 26, 2000 between The
                            Lottery Channel, Inc. and certain parties listed therein.(7)

             4.10           Letter Agreement dated January 26, 2000 between Steven M.
                            Saferin and MDI Entertainment, Inc.(7)

             4.11           Letter Agreement dated January 26, 2000 between Roger W.
                            Ach, II and MDI Entertainment, Inc.(7)

             4.12           Form of Warrant, dated September 8, 2000.(9)

             4.13           Stock Exchange Agreement, dated November 1, 2000, between
                            MDI Entertainment, Inc. and eLot, Inc.(10)

             4.14           Warrant, dated November 1, 2000, issued to eLot by MDI
                            Entertainment, Inc.(10)

             4.15           eLot Registration Rights Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)

             4.16           MDI Registration Rights Agreement, dated November 1, 20000, between MDI Entertainment, Inc. and eLot, Inc.(10)

             4.17           Form of Warrant, dated December, 2000.(11)

             4.18           Form of Warrant issued to certain lenders.(12)

             4.19           Warrant, dated April 15, 2001, issued to Sam DePhillipo.(13)

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

            10.7            Commission Agreement dated December 20, 1994, between Media
                            Drop-In Productions, Inc. and Stamford Media Group, LLC.(2)

           EXHIBIT
             NO.                                    DESCRIPTION
    ---------------------                           -----------
            10.8            Letter of Intent dated July 31, 1998, between MDI
                            Entertainment, Inc., Fancaster, Inc. and Craig Krueger.(2)

            10.9 Strategic Alliance Agreement, dated September 2, 1999 between MDI Entertainment, Inc. and Scientific
                            Games, Inc.(6)

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

            10.14           Form of MDI Entertainment, Inc. Security Agreement, dated
                            September 8, 2000.(9)

            10.15 Strategic Alliance Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)

            10.16           Form of Loan Agreement with certain lenders.(12)

            10.17           Form of Media Drop-In Productions, Inc. Security Agreement
                            with certain lenders.(12)

            10.18 Form of MDI Entertainment, Inc. Guaranty with certain lenders.(12)

            10.19           Form of MDI Entertainment, Inc. Security Agreement with
                            certain lenders.(12)

            10.20           Letter of Intent contemplating the acquisition of MDI
                            Entertainment, Inc. by Scientific Games Corporation.(14)

            21.1            Subsidiaries of MDI Entertainment, Inc.(8)

------------------------

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

(6) Incorporated by reference from the Company's Form 8-K filed October 4, 1999.

(7) Incorporated by reference from the Company's Form 8-K filed February 7,
    2000.

(8) Incorporated by reference from the Company's Form 10-KSB for the year ended May 31, 2000 (filed September 12, 2000).

(9) Incorporated by reference from the Company's Form 8-K filed September 13, 2000.

(10)Incorporated by reference from the Company's Form 8-K filed November 9,
    2000.

(11)Incorporated by reference from the Company's Form S-3/A, filed January 19, 2001.

(12)Incorporated by reference from the Company's Form 10-QSB for the period ended November 30, 2000 (filed January 22, 2001).

(13)Substantially similar to Form or Warrant listed as Exhibit 4.12.

(14)Incorporated by reference from the Company's 8-K filed February 26, 2002.

    (b) Reports on Form 8-K

    Form 8-K filed on July 31, 2001 (Item 5: Other Events--MDI exercises its option to exchange stock it received from Oxford International, Inc. for MDI stock issued to Oxford; correction to previously reported date of securities trade halt by NASDAQ.)

    Form 8-K filed on August 8, 2001 (Item 5: Other Events--Officer Changes and Filing of Temporary Restraining Order, Preliminary Injunction and Verified Complaint against Oxford International, Inc. and Gregory C. Dutcher.)

    Form 8-K filed on August 23, 2001 (Item 5: Other Events--MDI accepted to trade on the Over The Counter bulletin Board.)

    Form 8-K filed on February 26, 2002 (Item5: Other Events--Letter of Intent for merger with Scientific Games Corporation.)

    Form 8-K filed on March 4, 2002 (Item5: Other Events--Settlement of lawsuits with Oxford International, Inc. and The Lottery Channel, Inc.)

    Form 8-K filed on March 4, 2002 (Item5: Other Events- Class action lawsuit filed by shareholders of MDI)

                                 SIGNATURE PAGE

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDI ENTERTAINMENT, INC.

               SIGNATURE                                  TITLE                          DATE
               ---------                                  -----                          ----
         /s/ STEVEN M. SAFERIN           President, Chief Executive Officer and
    -------------------------------        Director (Principal Executive             March 19, 2002
           Steven M. Saferin               Officer)

    In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                          DATE
               ---------                                  -----                          ----
         /s/ STEVEN M. SAFERIN           President, Chief Executive Officer and
    -------------------------------        Director (Principal Executive             March 19, 2002
           Steven M. Saferin               Officer)

                                         Sr. Vice President Accounting and
       /s/ KENNETH M. PRZYSIECKI           Administration, Secretary and
    -------------------------------        Director (Principal Financial             March 19, 2002
           Kenneth M. Przysiecki           Officer)

         /s/ ROBERT J. WUSSLER
    -------------------------------      Director                                    March 19, 2002
           Robert J. Wussler

          /s/ TODD P. LEAVITT
    -------------------------------      Director                                    March 19, 2002
           Todd P. Leavitt

         /s/ S. DAVID FINEMAN
    -------------------------------      Director                                    March 19, 2002
           S. David Fineman

         /s/ WILLIAM G. MALLOY
    -------------------------------      Director                                    March 19, 2002
           William G. Malloy

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................                                F-3

Consolidated Balance Sheets.................................                           F-4--F-5

Consolidated Statements of Operations.......................                                F-6

Consolidated Statements of Shareholders' Equity (Deficit)...                           F-7--F-8

Consolidated Statements of Cash Flows.......................                                F-9

Notes to Consolidated Financial Statements..................                         F-10--F-28

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                                 TOGETHER WITH
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of MDI Entertainment, Inc.:

    We have audited the accompanying consolidated balance sheets of MDI Entertainment, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDI Entertainment, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN, LLP
Hartford, Connecticut

February 8, 2002,
(except with respect to the matters discussed in Notes 8 and 14, as to which the date is February 28, 2002)

ITEM 1. FINANCIAL STATEMENTS

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  251,578   $  528,151
  Investment securities available-for-sale (Note 7).........          --      180,000
  Accounts receivable.......................................   2,709,543    1,140,919
  Inventory.................................................     690,429      285,301
  Deferred income taxes (Note 9)............................   1,343,000           --
  Other current assets......................................     338,049      451,983
                                                              ----------   ----------
    Total current assets....................................   5,332,599    2,586,354
                                                              ----------   ----------

PROPERTY AND EQUIPMENT, AT COST:
  Equipment.................................................     305,312      250,456
  Furniture and fixtures....................................     120,361      120,361
  Leasehold improvements....................................       8,751           --
                                                              ----------   ----------

                                                                 434,424      370,817
  Less: Accumulated depreciation and amortization...........    (271,408)    (212,137)
  Property and equipment, net...............................     163,016      158,680
                                                              ----------   ----------

OTHER ASSETS:
  Licensing costs, net (Note 2).............................   1,485,827    1,397,680
  Other (Note 1)............................................      23,467      363,482
                                                              ----------   ----------

    Total other assets......................................   1,509,294    1,761,162
                                                              ----------   ----------
    Total assets............................................  $7,004,909   $4,506,196
                                                              ==========   ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Billings in excess of costs and estimated earnings on
    uncompleted contracts (Note 1)..........................  $2,497,088   $2,888,985
  Current portion of long-term debt (Note 3)................     274,199      955,006
  Accounts payable..........................................   1,112,880    1,378,444
  Accrued expenses..........................................     734,302      214,271
                                                              ----------   ----------
    Total current liabilities...............................   4,618,469    5,436,706

SUBORDINATED CONVERTIBLE DEBENTURE (Note 4).................          --      553,125
                                                              ----------   ----------
    Total liabilities.......................................   4,618,469    5,989,831
                                                              ----------   ----------

COMMITMENTS AND CONTINGENCIES (NOTES 8, 10 & 14)

SHAREHOLDERS' EQUITY (DEFICIT) (NOTES 5 & 6)
  Common stock..............................................      11,639       10,505
  Convertible preferred stock-Series B......................          --            1
  Additional paid-in capital................................   5,609,657    5,061,596
  Accumulated deficit.......................................  (3,234,856)  (6,555,737)
                                                              ----------   ----------
Total shareholders' equity (deficit)........................   2,386,440   (1,483,635)
                                                              ----------   ----------
Total liabilities and shareholders' equity (deficit)........  $7,004,909   $4,506,196
                                                              ==========   ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
REVENUE.....................................................  $14,661,952   $ 4,976,967
COST OF REVENUES............................................    8,516,354     3,228,505
                                                              -----------   -----------
  Gross profit..............................................    6,145,598     1,748,462

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    3,925,326     3,929,984
TERMINATED MERGER EXPENSES..................................           --       727,025
COST OF UNSUCCESSFUL FUNDING................................      182,296            --
                                                              -----------   -----------
  Operating profit (loss)...................................    2,037,976    (2,908,547)

INTEREST EXPENSE, net.......................................      129,648       154,935
OTHER (INCOME) EXPENSE......................................     (113,046)      172,818
(GAIN)/LOSS--INVESTMENT SECURITIES, net.....................      (12,669)      807,401
                                                              -----------   -----------
Income (loss) before (benefit) provision for income taxes...    2,034,043    (4,043,701)
(BENEFIT) PROVISION FOR INCOME TAXES (NOTE 9)...............   (1,286,838)        3,429
                                                              -----------   -----------
  Net income (loss).........................................  $ 3,320,881   $(4,047,130)
                                                              ===========   ===========

Basic Earnings (Loss) Per Common Share......................  $       .30   $      (.47)
                                                              ===========   ===========
Diluted Earnings (Loss) Per Common Share....................  $       .28   $      (.47)
                                                              ===========   ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                SHARES       AMOUNT
                                                              ----------   ----------
Preferred Stock, par value $.001 per share, authorized
  5,000,000 shares:
Series B, liquidation amount $2,252.25 per share:
    Balance, December 31, 2000..............................         444   $        1
    Conversion into common stock............................        (444)          (1)
                                                              ----------   ----------
    Balance, December 31, 2001..............................          --   $       --
                                                              ==========   ==========
Common Stock, par value $.001 per share, authorized
  25,000,000 shares:
    Balance, December 31, 2000..............................  10,505,872   $   10,505
    Stock options exercised.................................      30,109           30
    Issuance of common stock................................     283,500          284
    Conversion of Series B Preferred Stock..................     444,444          445
    Conversion of subordinated debenture....................     375,000          375
                                                              ----------   ----------
    Balance, December 31, 2001..............................  11,638,925       11,639
                                                              ----------   ----------
Additional Paid-in Capital:
    Balance, December 31, 2000..............................                5,061,596
    Stock options exercised.................................                    6,570
    Issuance of warrants....................................                   28,001
    Issuance of common stock................................                  313,734
    Compensation attributable to employee stock options.....                  (13,000)
    Conversion of Series B Preferred Stock..................                     (444)
    Conversion of subordinated debenture....................                  213,200
                                                                           ----------
    Balance, December 31, 2001..............................                5,609,657
                                                                           ----------
Accumulated Deficit:
    Balance, December 31, 2000..............................               (6,555,737)
    Net income..............................................                3,320,881
    Balance, December 31, 2001..............................               (3,234,856)
                                                                           ----------
Total Shareholders' Equity, December 31, 2001...............               $2,386,440
                                                                           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                SHARES        AMOUNT
                                                              -----------   -----------
Preferred Stock, par value $.001 per share, authorized
  5,000,000 shares:
5% Series A, liquidation amount $863.34 per share
    Balance, December 31, 1999..............................         2027   $         2
    Converted to common.....................................        (2027)           (2)
                                                              -----------   -----------
    Balance, December 31, 2000..............................           --            --
                                                              ===========   ===========
Series B, liquidation amount $2,252.25 per share
    Balance, December 31, 1999..............................            0            --
    Issued..................................................          444             1
                                                              -----------   -----------
    Balance, December 31, 2000..............................          444             1
                                                              -----------   -----------
Common Stock, par value $.001 per share, authorized
  25,000,000 shares:
    Balance, December 31, 1999..............................    8,337,770         8,336
    Stock options exercised.................................      442,128           443
    Issuance of Common stock................................      200,624           200
    Conversion of series A convertible preferred stock to
      common stock..........................................    1,521,000         1,521
    Preferred stock dividend paid in common stock...........        4,350             5
                                                              -----------   -----------
    Balance, December 31, 2000..............................   10,505,872   $    10,505
                                                              ===========   ===========
Additional Paid-in capital:
    Balance, December 31, 1999..............................                  2,042,016
    Conversion of Series A convertible preferred............                     (1,520)
    Stock options exercised.................................                    133,686
    Issuance of common stock................................                    615,400
    Issuance of Series B preferred stock....................                    569,653
    Issuance of warrants....................................                  1,290,799
    Beneficial conversion feature of Series B preferred
      stock.................................................                    430,346
    Preferred stock dividend paid in common stock...........                     26,397
    Compensation attributable to employee stock options.....                     20,944
    Cost of issuing Series B preferred stock................                    (70,673)
    Other...................................................                      4,548
                                                                            -----------
    Balance, December 31, 2000..............................                  5,061,596
                                                                            -----------
Accumulated Deficit:
    Balance, December 31, 1999..............................                 (2,051,876)
    Dividends on Series A preferred stock...................                    (26,385)
    Beneficial conversion feature of Series B preferred
      stock.................................................                   (430,346)
    Net loss................................................                 (4,047,130)
                                                                            -----------
    Balance, December 31, 2000..............................                 (6,555,737)
                                                                            -----------
Total Shareholders' Deficit.................................                $(1,483,635)
                                                                            ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                              ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $3,320,881   $(4,047,130)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
      Depreciation and amortization.........................   1,019,364       305,818
      Stock expense.........................................      31,730       196,897
      (Gain) Loss on investments............................     (12,669)      807,401
      Deferred income tax asset.............................  (1,343,000)           --
      Change in assets and liabilities:
        Increase in accounts receivable.....................  (1,568,624)     (775,914)
        Increase in inventory...............................    (405,128)     (175,514)
        Increase in licensing costs.........................  (1,032,802)     (288,120)
        Decrease (increase) in other assets.................     126,961      (142,350)
        Increase in accounts payable........................       3,725     1,140,884
        Increase in accrued expenses........................     466,705       177,937
        Increase in income taxes payable....................      53,326         6,481
        (Decrease) increase in billings in excess of costs
          and estimated earnings on uncompleted contracts...    (391,897)    1,707,044
                                                              ----------   -----------
      Net cash provided by (used for) operating
        activities..........................................     268,572    (1,086,566)
                                                              ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (63,607)      (60,931)
  Proceeds of sale of investments...........................     192,669            --
                                                              ----------   -----------
      Net cash provided by (used for) investing
        activities..........................................     129,062       (60,931)
                                                              ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment) borrowing of debt.............................    (680,807)       48,968
  Proceeds from short-term debt.............................          --       520,000
  Costs of issuing Series B preferred stock.................          --       (70,672)
  Proceeds from exercise of common stock options............       6,600       153,350
  Other.....................................................          --         4,546
                                                              ----------   -----------
    Net cash (used for) provided by financing activities....    (674,207)      656,192
                                                              ----------   -----------
NET DECREASE IN CASH                                            (276,573)     (491,305)
CASH, beginning of the year.................................     528,151     1,019,456
CASH, end of the year.......................................  $  251,578   $   528,151
                                                              ==========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Interest..................................................  $  111,738   $    75,244
  Income taxes..............................................  $    2,836   $     4,627
Non-cash investing and financing activities:
  Series B preferred stock and warrants issued in
  exchange for marketable securities (Note 8)...............  $       --   $   987,400
  Common stock and warrants issued for license..............  $       --   $   991,000
  Preferred stock dividend paid in common stock.............  $       --   $    18,260
  Imputed interest on subordinated convertible debenture....  $    5,625   $    22,500
  Conversion of subordinated debenture into common stock....  $  213,575   $        --
  Common stock issued for services..........................  $  269,288   $        --
  Expenses related to warrants..............................  $       --   $    32,750

  The accompanying notes are an integral part of these consolidated financial statements.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

    MDI Entertainment, Inc. (the "Company") is a Delaware corporation incorporated on

    December 29, 1994 under the name Puff Process, Inc. In August 1997, the Company purchased 100% of the shares of Media Drop-In Productions, Inc., a Delaware corporation (Media Drop-In Productions, Inc. had a 66.7% owned subsidiary, MDI-Texas, Inc.,) and MDI-Missouri, Inc., a Missouri corporation (herein collectively referred to as "MDI"), in exchange for 4,800,000 shares of the Company's common stock and notes payable to the shareholders of MDI for an aggregate of $300,000. In connection with this acquisition, the name of the Company was changed to MDI Entertainment, Inc. Both MDI-Texas, Inc. and MDI-Missouri, Inc. ceased to operate as of May 31, 1999 as the state lottery promotions these companies were established to operate were completed. Since the Company had minimal assets, liabilities and no business activities prior to its acquisition of MDI, this transaction was accounted for as a "reverse merger," with MDI as the successor corporation. Therefore, the accompanying consolidated financial statements reflect the historical cost basis of MDI. All inter-company transactions have been eliminated in the accompanying consolidated financial statements.

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

INVENTORY

    Inventory represent merchandise used in the Company's entertainment-based promotions. The inventory is stated at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

    Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. Furniture and fixtures are depreciated over seven years, office equipment is depreciated over five years and leasehold improvements are depreciated over three years.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

LICENSING COSTS

    The Company reviews its capitalized marketing costs quarterly to determine if an impairment has occurred. The Company recognizes that impairment has occurred when the license cost is no longer expected to be recovered in lottery contracts. No impairment loss was recognized for the years ended December 31, 2001 and 2000.

OTHER ASSETS

    Other assets as of December 31, 2000 were primarily comprised of prepaid financing costs related to the subordinated convertible debenture, which were being amortized over the term of the debentures. The debenture was converted March 14, 2001 and all unamortized costs related to the debenture were charged to additional paid-in capital.

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

    Revenues from the lottery game contracts that are greater than one year are recognized on the percentage-of-completion method, determined by the percentage of costs incurred to date to estimated total costs on a specific contract basis. This method is utilized as management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of December 31, 2001, no losses were expected from existing contracts.

    The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

As of December 31, 2001, billings in excess of costs and estimated earnings on uncompleted contracts was as follows:

                                                                             BILLINGS IN EXCESS OF
                                                   BILLINGS     REVENUE      ESTIMATED EARNINGS ON
LOTTERY                            GAME            TO DATE       EARNED      UNCOMPLETED CONTRACTS
-------                   ----------------------  ----------   ----------   -----------------------
Wisconsin                 Wheel of Fortune        $  510,000   $  475,945         $   34,055

Arizona                   Star Trek                  130,250      103,038             27,212

Rhode Island              Harley Davidson            144,160      108,702             35,458

New Jersey                Harley Davidson            647,740      575,240             72,500

Wisconsin                 NASCAR Drivers             462,000      433,694             28,306

Wisconsin                 Ray Charles                513,800      491,602             22,198

Indiana                   SPAM                       240,000      227,012             12,988

Wisconsin                 Louisville Slugger         126,000      107,593             18,407

Ohio                      Harley Davidson            470,975      426,704             44,271

Delaware                  NASCAR Drivers             111,000       48,852             62,148

New Jersey                SPAM                       583,000      556,644             26,356

South Dakota              NASCAR Drivers              97,950       53,783             44,167

Oregon                    Harley Davidson            105,700       63,468             42,232

New Hampshire             Elvis                      265,000      213,106             51,894

New Jersey                NASCAR Drivers             700,000      652,290             47,710

Indiana                   NASCAR Drivers             270,000      258,237             11,763

Maine                     NASCAR Drivers             162,000      154,020              7,980

New Jersey                Hollywood Squares          700,000      337,934            362,066

Delaware                  Elvis                       68,400       14,897             53,503

New Jersey                CMT                        700,000       73,525            626,475

California                Elvis                      882,000      222,533            659,467

Indiana                   Elvis                      318,000      112,068            205,932
                                                  ----------   ----------         ----------

                                                  $8,207,975   $5,710,887         $2,497,088
                                                  ==========   ==========         ==========

    Approximately 49% of revenue for the year ended December 31, 2001 was derived from contracts with four state lotteries.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    As of December 31, 2000, billings in excess of costs and estimated earnings on uncompleted contracts was as follows:

                                                                             BILLINGS IN EXCESS OF
                                                   BILLINGS     REVENUE      ESTIMATED EARNINGS ON
LOTTERY                            GAME            TO DATE       EARNED      UNCOMPLETED CONTRACTS
-------                   ----------------------  ----------   ----------   -----------------------
Wisconsin                 Wheel of Fortune        $  510,000   $  469,208         $   40,792

Arizona                   Star Trek                  130,250      105,708             24,542

Rhode Island              Harley Davidson            144,160      107,707             36,453

New Jersey                Harley-Davidson            647,740      575,240             72,500

New Jersey                Jeopardy!                  518,700      484,548             34,152

New Jersey                Louisville Slugger         518,580      447,569             71,011

Ohio                      Harley Davidson            392,500      366,382             26,118

Wisconsin                 NASCAR Drivers             462,000      350,191            111,809

Wisconsin                 Ray Charles                513,800      104,063            409,737

New Jersey                Betty Boop                 518,400      276,087            242,313

Atlantic Lottery Corp.    Wheel of Fortune           140,000       58,070             81,930

New Jersey                Elvis                      702,000           --            702,000

British Columbia          Harley Davidson            117,000       95,398             21,602

Pennsylvania              Betty Boop                 116,495           --            116,495

Kentucky                  Elvis                      294,440       52,324            242,116

Indiana                   SPAM                       240,000           --            240,000

British Columbia          Hollywood Walk of Fame      70,100           --             70,100

Ontario                   Wheel of Fortune           345,315           --            345,315
                                                  ----------   ----------         ----------

Total                                             $6,381,480   $3,492,495         $2,888,985
                                                  ==========   ==========         ==========

    Approximately 63% of revenue for the year ended December 31, 2000 was derived from contracts with four state lotteries.

EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings (loss) per common share include, in addition to the above, the dilutive effect of common share equivalents. For the year ended December 31, 2001, options to purchase 150,000 shares of common stock, and warrants to purchase 808,761 shares of common stock were excluded from the calculation of the diluted earnings (loss) per share since their inclusion would be anti-dilutive. For the year ended December 31, 2000, options to purchase 674,166 shares of common stock, preferred stock convertible into 444,000 shares of common stock, subordinated debenture convertible into 375,000 shares of common stock and warrants to purchase 2,383,656 shares of common stock were excluded from the calculation of the diluted earnings (loss) per

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

share since their inclusion would be anti-dilutive. The income (loss) available to common shareholders and the number of shares used in the basic and diluted earnings (loss) per common share computation for the years ended December 31, 2001 and 2000 was as follows:

                                                            YEARS ENDED
                                                           DECEMBER 31,
                                                    ---------------------------
                                                       2001           2000
                                                    ----------   --------------
Net income (loss).................................  $3,320,881   $   (4,047,130)

Preferred stock dividends.........................          --          (26,402)

Beneficial conversion feature of Series B
  Preferred Stock.................................          --         (430,346)
                                                    ----------   --------------

Net income (loss) applicable to common
  shareholders....................................  $3,320,881   $   (4,503,878)
                                                    ==========   ==============

                                                            YEARS ENDED
                                                           DECEMBER 31,
                                                    ---------------------------
                                                       2001           2000
                                                    ----------   --------------
Basic:

  Average number of common shares outstanding.....  11,186,428        9,570,516

Dilutive:

  Dilutive effect of stock options, warrants and
    convertible securities........................     704,741   not applicable
                                                    ----------   --------------

Average number of dilutive common shares
  outstanding.....................................  11,891,169        9,570,516
                                                    ==========   ==============

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 137." Adoption of SFAS 133 was required beginning with the first quarter of fiscal 2001. The adoption of SFAS No. 133, as amended by SFAS
No. 138, did not have an impact on the Company's financial position or results of its operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, among other things, provides guidance on revenue recognition. The Company adopted SAB NO. 101 on January 1, 2000. The cumulative effect of applying SAB No. 101 did not have an effect on the Company's financial position or results of operations.

    On June 30, 2001 the FASB finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Adoption of SFAS No. 142 is required beginning with the

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

first quarter of 2002. The Company has no planned or anticipated business acquisitions, which would be affected by SFAS No. 141. The Company's intangible amortization policies are consistent with SFAS No. 142. Therefore, the implementation of these two standards is not expected to have a material impact on the Company's financial condition or results of operations.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The adoption of SFAS No. 144 is not anticipated to have an effect on the Company's operating results or financial position.

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

INCOME TAXES

    A valuation allowance is provided for the deferred tax assets if it is more likely than not these items will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

2. LICENSING COSTS

    The Company capitalizes costs associated with obtaining the exclusive right to use and to sublicense the use of licensed properties, as defined in license agreements. These costs, which in most cases are advances against the future license royalty payments, are applied to cost of revenues as the games are launched. Approximately 68.0% of revenues for the year ended December 31, 2001 are derived from three licensed properties, which expire within six months to four years.

    As of December 31, 2001, the following costs have been capitalized:

King Features License.......................................  $   15,000
The Buffer License..........................................      15,000
Country Music License.......................................      25,000
CowParade License...........................................       5,000
Dale Earnhardt, Inc. License................................      30,000
Dale Earnhardt, Jr. License.................................      35,000
Elliott Racing License......................................      15,150
Elvis Presley License.......................................   1,562,902
Emmett Kelly, Jr............................................       2,500
Harley Davidson.............................................     100,000
Heroes of Space License.....................................      10,000
Hollywood Walk of Fame License..............................      50,000
Hollywood Squares License...................................      50,000
Hormel License..............................................      25,000
Hummer/Humvee License.......................................      10,000
James Bond 007 License......................................      20,000
Louisville Slugger License..................................      20,000
I Love Lucy License.........................................      70,000
Mattel License..............................................      30,000
Outer Limits License........................................       5,000
Pink Panther License........................................      25,000
Rousch Racing License.......................................      67,893
Schrader Racing License.....................................         750
Tabasco License.............................................      50,000
TNN Trademark License.......................................      25,000
Universal Monsters License..................................      50,000
World Cup License...........................................     167,750
                                                              ----------
                                                              $2,481,945
                                                              ==========
Less-accumulated amortization...............................  $ (996,118)
                                                              ----------
                                                              $1,485,827
                                                              ==========

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

2. LICENSING COSTS (CONTINUED)

    As of December 31, 2000, the following costs have been capitalized:

Louisville Slugger License..................................  $   20,000
Harley Davidson.............................................      48,666
Heros of Space License......................................      10,000
Hummer/Humvee License.......................................      10,000
Pink Panther License........................................       5,000
Outer Limits License........................................       5,000
Country Music License.......................................      25,000
TNN Trademark License.......................................      25,000
James Bond 007 License......................................      20,000
Dale Earnhardt, Inc. License................................      30,000
Dale Earnhardt, Jr. License.................................      32,500
World Cup License...........................................      60,250
Ray Charles Entertainment License...........................      30,400
King Features License.......................................      15,000
The Buffer License..........................................      15,000
Hormel License..............................................      52,500
Hollywood Walk of Fame License..............................      25,000
Elliott Racing License......................................       7,500
Rousch Racing License.......................................      45,393
CowParade License...........................................       5,000
Elvis Presley License.......................................   1,091,000
Emmett Kelly, Jr............................................       2,500
                                                              ----------
                                                               1,580,709
Less-accumulated amortization...............................    (183,029)
                                                              ----------
                                                              $1,397,680
                                                              ==========

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

3. LONG-TERM DEBT AND NOTES PAYABLE

    Long-term debt consists of the following:

                                                              DECEMBER 31   DECEMBER 31
                                                                 2001          2000
                                                              -----------   -----------
Promissory note payable bearing interest at a rate of 15%.
  Interest payable monthly and principal due on May 15,
  2001......................................................   $      --     $ 260,000
Promissory note payable bearing interest at a rate of 12%.
  Interest Payable monthly and principal due on May 15,
  2001......................................................          --        50,000
Promissory note payable bearing interest at a rate of 12%.
  Interest Payable monthly and principal due on May 15,
  2001......................................................          --        50,000
Promissory note payable bearing interest at a rate of 12%.
  Interest Payable monthly and principal due on May 15,
  2001......................................................          --        50,000
Promissory note payable bearing interest at a rate of 12%.
  Interest Payable monthly and principal due on May 15,
  2001......................................................          --        25,000
Promissory note payable bearing interest at a rate of 12%.
  Interest Payable monthly and principal due on May 15,
  2001......................................................          --        25,000
Promissory note payable to President and Chief Executive
  Officer bearing interest at a rate of 10%. Interest
  payable monthly and principal due on demand...............     260,000       260,000
Promissory note payable to President and Chief Executive
  Officer bearing interest at a rate of 8%; principal and
  interest of $14,200 payable monthly through December 1,
  2001 The Company is one month in arrears..................      14,199       229,006
Promissory note payable bearing interest at 10%; principal
  of $750 payable monthly through August 2001...............          --         6,000
                                                               ---------     ---------
                                                               $ 274,199     $ 955,006
Less: current portion of long-term debt.....................    (274,199)     (955,006)
                                                               ---------     ---------
                                                               $      --     $      --
                                                               =========     =========

4. SUBORDINATED CONVERTIBLE DEBENTURE

    On September 21, 1999, the Company issued a subordinated convertible debenture (the "Debenture") to Scientific Games, Inc. for $750,000. The subordinated convertible debenture was converted into 375,000 shares of common stock on March 14, 2001. The Debenture bore interest at 7% per annum and was payable semi-annually, on June 30 and December 31 of each year. The Company, pursuant to its early conversion agreement with Scientific Games, Inc., continued to make interest payments on the converted obligation until September 21, 2001.

    Accounting principles generally accepted in the United States require that the interest rate on debt represent a fair market rate for "comparable" debt instruments. The Company has determined that a fair market rate for this debt would be approximately 10% and therefore has discounted the carrying

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

4. SUBORDINATED CONVERTIBLE DEBENTURE (CONTINUED)

value of the liability, with the offsetting credit reflected as additional paid-in capital. The carrying value of the Debenture as of December 31, 2000 was as follows:

Face amount of subordinated convertible debenture...........  $750,000

Less:

Imputed interest discount (difference between 10% fair
  market rate and 7% stated rate)...........................  (225,625)
                                                              --------

Discounted debenture value..................................  $524,375

Discount amortized through December 31, 2000................    28,750
                                                              --------

Balance at December 31, 2000................................  $553,125
                                                              ========

    Each quarter, the imputed interest for that quarter was amortized with a corresponding increase in the debenture until it was converted into common stock.

5. STOCK OPTION AND AWARD PLAN AND WARRANTS

STOCK OPTION AND AWARD PLAN

    On September 22, 1998, the Board of Directors approved the 1998 Stock Option and Award Plan (the Plan) which provides for up to 800,000 incentive and nonqualified common stock options. The plan was subsequently amended on June 8, 2001. An additional 800,000 options were added to the Plan on that date. Options granted under the Plan to directors, selected employees, officers, agents, consultants, and independent contractors of the Company are exercisable for a period determined by the Company, but in no event longer than ten years from date of grant, subject to certain conditions. As of December 31, 2001, 1,595,000 options available under the plan had been granted.

    During the year ended December 31, 2001, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $2.25 for consulting services.

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and related interpretations and includes only disclosures required under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted as of December 31, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

5. STOCK OPTION AND AWARD PLAN AND WARRANTS (CONTINUED)

No. 123. For purposes of this calculation, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Risk free interest rate.....................................   3.88%-4.53%   6.14%-6.47%
Expected dividend yield.....................................            0%            0%
Expected lives..............................................   5-10 years    5-10 years
Expected volatility.........................................          257%          131%
Fair value..................................................  $      1.32   $      1.34

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's pro forma net income (loss) would have been as follows:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                         2001         2000
                                                      ----------   -----------
Net income (loss):
  As reported.......................................  $3,320,881   $(4,047,130)
  Pro forma.........................................  $3,095,491   $(4,079,278)

Basic earnings (loss) per common share

  As reported.......................................  $      .30   $      (.47)

  Pro forma.........................................  $      .28   $      (.48)

Diluted earnings (loss) per common share

  As reported.......................................  $      .28   $      (.47)

  Pro forma.........................................  $      .26   $      (.48)

The pro-forma information is not indicative of future years.

    The following table summarizes both stock option activities under and outside the Plan during the years ended December 31, 2001 and 2000:

                                                     2001                            2000
                                         -----------------------------   -----------------------------
                                                      WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                           SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                           ------     ----------------   ----------   ----------------
Outstanding, at beginning of year......     674,166        $ .57          1,117,500         $.48
  Granted..............................     795,000         1.32                 --           --
  Exercised............................     (35,000)         .33           (443,334)         .36
                                         ----------        -----         ----------         ----
Outstanding, at end of year............   1,434,166        1 .06            674,166          .57
                                         ==========        =====         ==========         ====
Options exercisable, at end of year....     639,166        $ .74            349,584         $.48
                                         ==========        =====         ==========         ====
Weighted average fair value options
  granted
during the year........................  $1,049,400        $1.32                 --         $ --
                                         ==========        =====         ==========         ====

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

5. STOCK OPTION AND AWARD PLAN AND WARRANTS (CONTINUED)

    As of December 31, 2001, options outstanding consisted of 489,166 shares at an exercise price of $.33 per share, 795,000 shares at an exercise price of $1.32 per share and 150,000 shares at an exercise price of $1.38 per share.

    Total compensation (income) expense recorded in the accompanying consolidated statements of operations associated with employee stock options was $(13,000) and $20,944 for the years ended December 31, 2001 and 2000, respectively.

WARRANTS

    As of December 31, 2001, the Company has outstanding warrants to purchase 2,408,656 shares of common stock at exercise prices that range from $.88 per share to $4.56 per share.

    As of December 31, 2001, the Company has the following outstanding warrants:

        YEAR            EXPIRATION                                                             EXERCISE   NUMBER OF
       ISSUED              DATE                            DESCRIPTION                          PRICE     WARRANTS
---------------------   ----------   --------------------------------------------------------  --------   ---------
        1999               2004      For investor relations services.........................   $1.56        25,000
        1999               2006      For placement costs of preferred stock..................   $1.31       350,000
        1999               2006      For placement costs of preferred stock..................   $1.31       216,875
        1999               2006      For placement costs of convertible subordinated
                                     debenture...............................................   $1.25        46,447
        1999               2006      For placement costs of convertible subordinated
                                     debenture...............................................   $1.25       179,573
        2000               2006      For financial consulting................................   $0.88       807,000
        2000               2003      For license.............................................   $4.56       100,000
        2000               2005      For prepaid financing costs.............................   $3.94        13,205
        2000               2003      Stock exchange agreement with eLot, Inc.................   $3.50       555,556
        2000               2003      For prepaid financing costs.............................   $1.75        40,000
        2000               2005      For prepaid financing costs.............................   $2.25        50,000
        2001               2004      For consulting services.................................   $2.25        25,000
                                                                                                          ---------
                                                                                                          2,408,656
                                                                                                          =========

6. CONVERTIBLE PREFERRED STOCK

SERIES A:

    On August 4, 1999, the Company finalized a $1,750,000 private sale to an investor of 2,027 shares of Series A Preferred Stock, representing approximately 20% of the outstanding common stock of the Company on an as converted basis. The preferred stock has a liquidation preference of $1,750,000, pays a dividend of 10% per annum, payable in cash or common stock at the Company's option, and is convertible into an aggregate of 2,027,000 shares of the Company's common stock, subject to adjustment under certain circumstances. In September 1999, the dividend rate was prospectively reduced to 5% per annum in connection with the Company's filing of a registration statement with respect to the resale of the common stock underlying the preferred stock. The holders of the preferred stock were entitled to a right of first refusal on new securities issued by the Company, subject to

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

6. CONVERTIBLE PREFERRED STOCK (CONTINUED)

certain exclusions. During fiscal year 2000, 1,015 shares of the preferred stock were converted into 1,015,000 shares of common stock.

SERIES B:

    The Company entered into a stock exchange agreement with eLot, Inc. ("eLot") on November 1, 2000. The Company received 1,000,000 shares of eLot common stock (see Note 7), valued at $987,400, in exchange for 444 shares of Series B preferred stock and warrants to purchase 555,556 shares of MDI common stock. The Series B preferred stock was converted into 444,444 shares of common stock on November 1, 2001. The Series B preferred stock did not provide for dividends. The warrants issued to eLot are exercisable at $3.50 per common share and expire November 1, 2003. In connection with this transaction, the Company recorded a charge to accumulated deficit and additional paid-in capital of $430,346, in 2000, representing the beneficial conversion feature of the Series B preferred stock.

SERIES C:

    On December 31, 2001, the Company settled the lawsuit brought against Oxford International, Inc. ("Oxford") and Gregory C. Dutcher concerning the Company's financing transaction with Oxford International, Inc. In the settlement, MDI received shares of MDI stock held by Oxford which MDI had demanded in the lawsuit; and gave up the shares of stock of DataMEG Corp. and McClendon Transportation Group, Inc. that it had in its possession but which it sought to return in the lawsuit. Due to the disputes regarding the financing transaction, the MDI stock had not been treated as outstanding nor had the DataMEG or McClendon stock been treated as assets of MDI. Accordingly, those portions of the settlement will not affect MDI's accompanying consolidated financial statements. MDI also received a non-interest bearing promissory note in the principal amount of $100,000, $10,000 of which is due on February 15, 2002 and the balance is due on the earlier of December 31, 2003 or from the sales proceeds of 1,000,000 shares of DataMEG Corp. stock placed in escrow. If as of December 31, 2003, sales of the stock have not been sufficient to pay the balance of the $90,000, then MDI may request a sale of the remaining shares up to the amount that will result in a sale paying off the remaining balance then due under the promissory note at the time of the sale. The promissory note is included in accounts receivable on the accompanying consolidated balance sheet.

7. AVAILABLE FOR SALE SECURITIES

    All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within shareholders' equity (deficit). Realized gains and losses are recorded based on the specific identification method. There were no investments in "available for sale" securities as of December 31, 2001. The Company had recorded a charge to income of $807,400 in the year ended December 31, 2000 reflecting an other than temporary impairment in the

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

7. AVAILABLE FOR SALE SECURITIES (CONTINUED)

value of the securities. The carrying amount of the Company's investment as of December 31, 2000 is shown in the table below:

                                                               DECEMBER 31, 2000
                                                       ----------------------------------
                                                                  OTHER THAN
                                                                  TEMPORARY
                                                                   DECLINE
                                                         COST      IN VALUE    FAIR VALUE
                                                       --------   ----------   ----------
U.S. corporate securities............................  $987,400   $(807,400)    $180,000

8. SUBSEQUENT EVENTS

    On February 20, 2002, the Company settled a lawsuit brought by Lottery Channel and countersuit it brought arising from its termination of the merger agreement with Lottery Channel. As part of the settlement agreement among Lottery Channel and the Company's subsidiary MDI Acquisition Corp., all litigation amongst the parties has been dismissed and the previously disclosed lawsuit brought by Steven Saferin, the Company's President and Chief Executive Officer, against Roger W. Ach, the President and Chief Executive Officer of Lottery Channel, relating to Mr. Ach's non-payment to Mr. Saferin of $108,000 plus interest due under a promissory note, has also been dismissed.

    On February 22, 2002, the Company and Scientific Games Corporation ("Scientific Games") entered into a Letter of Intent contemplating the acquisition of the Company at $2.10 per share, payable in Scientific Games common stock. Scientific Games will acquire all of the issued and outstanding shares of capital stock of the Company by means of a tax-free merger (the "Merger") in which a newly created subsidiary of Scientific Games will merge into the Company and the Company will become a wholly-owned subsidiary of Scientific Games. The Letter of Intent contemplates that Steve Saferin, the Chief Executive Officer, President and principal stockholder of the Company, will escrow a number of shares of Scientific Games common stock having an aggregate value at the closing of $1,846,845, provided that such escrowed shares shall be subject to release from escrow over a four-year period based on Mr. Saferin's continued employment with the Company and the Company's achievement of certain EBITDA targets pursuant to Mr. Saferin's new employment agreement.

    On February 28, 2002, a class action suit on behalf of the Company's public stockholders (the "Plaintiff") was filed in the Court of Chancery of the State of Delaware against the Company, all of the members of the Company's Board of Directors and Scientific Games, to enjoin the business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of the Company's common stock which it does not already own. In its complaint, the Plaintiff alleges that the consideration offered to the Company's stockholders in the proposed acquisition is unfair and inadequate because the Plaintiff believes that the intrinsic value of the Company's common stock is materially in excess of the amount offered giving consideration to the Company's growth and anticipated operating results, net asset value, and future profitability. The Plaintiff has requested the court to preliminarily and permanently enjoin the Company from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the Plaintiff has requested that the court award to the Plaintiff compensatory damages. The Company believes that the lawsuit lacks merit and intends to contest it vigorously.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

9. INCOME TAXES

    The Components of the benefit (provision) for income taxes are:

                                                                 2001        2000
                                                              ----------   --------
Current income taxes
  Federal...................................................  $  (17,262)  $    --
  State.....................................................     (38,900)   (3,429)
                                                              ----------   -------
    Total...................................................     (56,162)   (3,429)
                                                              ----------   -------
Deferred income taxes
  Federal...................................................   1,343,000        --
  State.....................................................          --        --
                                                              ----------   -------
    Total...................................................   1,343,000        --
                                                              ----------   -------
Total.......................................................  $1,286,838   $(3,429)
                                                              ==========   =======

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                                2001          2000
                                                             -----------   -----------
Income tax at the federal Statutory rate of 35%............  $   711,915   $(1,415,295)
State income tax...........................................       38,900         3,429
Valuation allowance changes affecting the provision for
  income taxes.............................................   (2,037,653)    1,415,295
                                                             -----------   -----------
    Total..................................................  $(1,286,838)  $     3,429
                                                             ===========   ===========

    As of December 31, 2001 the Company has net operating loss carryforwards of approximately $6.1 million which will expire between 2012 and 2021. The following is a schedule of available net operating loss carryforwards and their expiration dates:

May 31, 2012................................................  $  598,360
May 31, 2013................................................   2,246,099
May 31, 2020................................................   2,103,770
May 31, 2021................................................   1,230,817
                                                              ----------
                                                              $6,179,046
                                                              ==========

    If there is a significant change in the ownership of the Company, loss utilization may be limited under Section 382 of the Internal Revenue Code. If such limitations are large enough, net-operating loss carryforwards may expire before they may be utilized.

    The Company has deferred tax assets related to net operating losses that can be utilized to offset taxable income in future years. As of December 31, 2000, a valuation allowance was recorded for the deferred tax assets. In 2001, the Company determined that it is more likely than not that a portion of these deferred tax assets will be utilized and accordingly, $1,343,000 of the valuation allowance was

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

9. INCOME TAXES (CONTINUED)

reversed. This determination was based on the Company's profitability in 2001 and its expectations of continued profitability. The following table summarizes the Company's deferred tax assets and liabilities and the related valuation allowance:

                                                                 2001         2000
                                                              ----------   ----------
Gross Deferred Tax Asset Tax effect of net operating loss
  carryforwards.............................................  $2,075,100   $3,425,000
                                                              ----------   ----------
    Total...................................................   2,075,100    3,425,000
Valuation allowance.........................................    (732,100)  (3,425,000)
                                                              ----------   ----------
Net deferred income tax asset...............................  $1,343,000   $       --
                                                              ==========   ==========

10. COMMITMENTS

    The Company leases office equipment, office space and vehicles under long-term leases which expire during the next one to five years. Rent expense totaled $125,000 and $96,600 for the years ended December 31, 2001 and 2000, respectively. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001:

2002........................................................  $120,638
2003........................................................   118,933
2004........................................................   105,989
2005........................................................    46,827
                                                              --------
Total.......................................................  $392,387
                                                              ========

    MDI has agreed to provide the following performance bonds to the following lotteries:

California..................................................  $742,800
Wisconsin...................................................  $400,000

    The President and Chief Executive Officer of the Company has personally guaranteed these performance bonds.

11. COMMISSION AGREEMENT

    In December 1994, the Company entered into a commission agreement with a media company to assist in the procurement of video and audio entertainment media. The term of the agreement was from December 15, 1994 through December 14, 1997. Commissions of 5.33% were required to be paid on monthly cash receipts in excess of $337,500. If at the end of the term, the aggregate cash collections were less than $27,300,000, then the media company could renew the agreement for an additional year or periods of one year until the Company reaches $27,300,000. There were no commissions paid in 2001 or 2000 under this agreement.

    The Company could have elected not to renew this agreement and would then be required to deliver to the media group a promissory note in the amount of $808,250, less previously paid

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

11. COMMISSION AGREEMENT (CONTINUED)

commissions, bearing interest at a rate of 3% above prime rate, payable over 24 months. The Company had renewed the agreement through December 14, 1998. However, since the Company had significantly reduced the utilization of this media company, they accrued the $786,287 minimum fee owed to them and charged it to cost of revenues for the year ended May 31, 1998.

    During 1999, the Company entered into a formal note agreement with the media group to repay the remaining outstanding balance due to them in the amount of $600,000. During 2000, the Company's President and Chief Executive Officer, purchased the remaining balance of the note payable ($316,038) from the media group. The new note bears interest at an 8% interest rate instead of 10.75% and its maturity was extended to December 2001 from December 2000. The Company is currently one month in arrears on this obligation (see Note 3).

12. RELATED PARTY TRANSACTIONS

    For the years ended December 31, 2001 and 2000, the Company incurred commission expense of $-0- and $-0- and wage expense of $373,515 and $339,025, respectively, to the President of the Company, in accordance with his Employment Agreement. The agreement contemplates a base salary of $300,000 with annual increases of 5% or by an equation based on the consumer price index. In no event shall the increase exceed 10% in any one year. In addition, the President receives a commission equal to 2% of gross revenues of the Company (not to exceed $335,000 over the term of the employment contract). The President waived the right to approximately $293,239 and $57,534 of commissions in the years ended December 31, 2001 and 2000, respectively. The contract began August 8, 1997 and terminates the later of August 7, 2002 or three years from the date the Company files a registration statement with the Securities and Exchange Commission registering his shares of common stock if such shares are traded on NASDAQ.

    The Company has retained 1010 Productions, Inc. (1010) to consult in the areas of trade shows, software development, systems design, purchasing and product fulfillment. The President and sole shareholder of 1010 is the wife of the President of the Company. 1010 is paid $10,000 per month plus expenses and is retained until December 31, 2003 pursuant to a consulting agreement.

    A family member of the Company's President and Chief Executive Officer was paid a total of $43,308 and $27,965 for the years ended December 31, 2001 and 2000, respectively, for consulting services.

    In September 2001, the Company began leasing a house owned by its President and Chief Executive Officer. The house is used by our out-of-state sales personnel when visiting our Hartford headquarters. The two year lease provides for a monthly rental of $2,500. Total rent paid under this agreement for 2001 amounted to $10,000.

    In September 1999, the Company entered into a Strategic Alliance with Scientific Games, Inc. ("SGI"). SGI will utilize its sales and marketing force to market, license and sell the Company's products and deliverables to SGI's customers. In payment of these services, SGI is to receive a commission based on
(1) gross revenues received from the sale of merchandise products by the Company and (2) gross revenues received from license and royalty fees. As noted in the footnote 8, on February 25, 2002, the Company signed a letter of intent to merge with Scientific Games Corporation.

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

12. RELATED PARTY TRANSACTIONS (CONTINUED)

    From October 14, 2000 to August 6, 2001, Jonathan D. Betts served as the Company's Executive Vice President of Finance. Mr. Betts is a principal of Venture Partners, Ltd., a firm, which has provided financial consulting services to the Company.

    During the year ended December 31, 2001, the Company paid Venture Partners, Ltd. $31,551. During the same period in 2000 Venture Partners, Ltd. was paid $210,000 and received warrants to purchase 807,000 shares of common stock at an exercise price of $.88 per share.

13. EMPLOYEE BENEFIT PLAN

    In fiscal 1996, the Company adopted a 401(k) savings plan, whereby participants can elect to defer up to a specified minimum of their compensation and the Company will match their contribution up to 3% of the employee's base compensation. For the years ended December 31, 2001 and 2000, the Company contributed $29,460 and $21,800 to the plan, respectively.

14. LITIGATION

    On February 28, 2002, a class action suit on behalf of the Company's public stockholders (the "Plaintiff") was filed in the Court of Chancery of the State of Delaware against the Company, all of the members of the Company's Board of Directors and Scientific Games Corporation, to enjoin the proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of the Company's common stock which it does not already own. In its complaint, the Plaintiff alleges that the consideration offered to the Company's stockholders in the proposed acquisition is unfair and inadequate because the Plaintiff believes that the intrinsic value of the Company's common stock is materially in excess of the amount offered giving consideration to the Company's growth and anticipated operating results, net asset value, and future profitability. The Plaintiff has requested the court to preliminarily and permanently enjoin us from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the Plaintiff has requested that the court award to the Plaintiff compensatory damages. The Company believes that the lawsuit lacks merit and intends to contest it vigorously.

    On February 20, 2002, the Company settled a lawsuit brought by The Lottery Channel and countersuit it brought arising from its termination of the merger agreement with Lottery Channel. As part of the settlement agreement among Lottery Channel, the Company and the Company's subsidiary MDI Acquisition Corp., all litigation amongst the parties has been dismissed and the lawsuit brought by Steven Saferin, the Company's President and Chief Executive Officer, against Roger W. Ach, the President and Chief Executive Officer of Lottery Channel, relating to Mr. Ach's non-payment to Mr. Saferin of $108,000 plus interest due under a promissory note, has also been dismissed.

    The Company settled the lawsuit brought against Oxford International, Inc. ("Oxford") and Gregory C. Dutcher concerning the Company's financing transaction with Oxford International, Inc. In the settlement, the Company received shares of the Company's stock held by Oxford which the Company had demanded in the lawsuit; and gave up the shares of stock of DataMEG Corp. and McClendon Transportation Group, Inc. that it had in its possession but which it sought to return in the lawsuit. Due to the disputes regarding the financing transaction, the Company's stock had not been treated as

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY

                           DECEMBER 31, 2001 AND 2000

14. LITIGATION (CONTINUED)

outstanding nor had the DataMEG or McClendon stock been treated as assets of the Company. Accordingly, those portions of the settlement will not affect the Company's accompanying consolidated financial statements. The Company also received a non-interest bearing promissory note in the principal amount of $100,000, $10,000 of which is due on February 15, 2002 and the balance is due on the earlier of December 31, 2003 or from the sales proceeds of 1,000,000 shares of DataMEG Corp. stock placed in escrow. The market value of the DataMeg shares at March 13, 2002 was $75,000. If as of December 31, 2003, sales of the stock have not been sufficient to pay the balance of the $90,000, then the Company may request a sale of the remaining shares up to the amount that will result in a sale paying off the remaining balance then due under the promissory note at the time of the sale. The promissory note is included in accounts receivable on the accompanying balance sheet for the year ended December 31, 2001. The initial payment of $10,000 due on February 15, 2002 is currently past due.

                                 EXHIBITS INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Certificate of Incorporation of MDI Entertainment, Inc.
                        (f/k/a Puff Process Inc.) dated December 29, 1994, as
                        amended.(2)

         3.2            Certificate of Amendment to the Certificate of Incorporation
                        of MDI Entertainment, Inc. dated February 28, 1999.(3)

         3.3            Amended and Restated By-Laws of MDI Entertainment, Inc.
                        dated April 27, 1999.(5)

         3.4            Certificate of Designations, Preferences and Rights of
                        Series A Preferred Stock, dated August 4, 1999.(4)

         3.4            Certificate of Designations, Preferences and Rights of
                        Series B Preferred Stock, dated November 1, 2000.(10)

         4.1            Registration Rights Agreement dated August 8, 1997, between
                        MDI Entertainment Inc., Steven M. Saferin and Agostino T.
                        Galluzzo.(1)

         4.2            1998 Stock Option and Award Plan, dated September 22,
                        1998.(1)

         4.2            Registration Rights Agreement dated August 4, 1999 between
                        MDI Entertainment, Inc. and International Capital Partners,
                        LLC.(4)

         4.4            Stock Purchase Agreement dated August 4, 1999 between MDI
                        Entertainment, Inc. and International Capital Partners,
                        LLC.(4)

         4.5            Convertible Subordinated Debenture Purchase Agreement dated
                        September 21, 1999 between MDI Entertainment, Inc. and
                        Scientific Games, Inc.(6)

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

         4.13           Stock Exchange Agreement, dated November 1, 2000, between
                        MDI Entertainment, Inc. and eLot, Inc.(10)

         4.14           Warrant, dated November 1, 2000, issued to eLot by MDI
                        Entertainment, Inc.(10)

         4.15           eLot Registration Rights Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)

         4.16 MDI Registration Rights Agreement, dated November 1, 2000, between MDI Entertainment, Inc. and eLot, Inc.(10)

         4.17           Form of Warrant, dated December 2000.(11)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         4.18           Form of Warrant issued to certain lenders.(12)

         4.19           Warrant, dated April 15, 2001, issued to Sam DePhillipo.(13)

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

        10.2            Employment Agreement dated April 30, 1996, as amended,
                        between Media Drop-In Productions, Inc., Kenneth Przysiecki and Steven M. Saferin.(1)

        10.3            First Amended and Restated Consulting Agreement dated August
                        8, 1997, between Media Drop-In Productions, Inc. and 1010
                        Productions, Inc.(1)

        10.4            Lease dated June 1992, as amended, between Ann Street
                        Limited Partnership by Tunxis Management Co., II, and Media
                        Drop-In Productions, Inc.(1)

        10.5            Amended Lease Agreement between KWK IV, LLC. and Media
                        Drop-In Productions, Inc. dated March 25, 1999.(5)

        10.6 Agreement and Plan of Reorganization dated August 8, 1997, between MDI Entertainment, Inc., MDI-Connecticut, Inc.,
                        MDI-Missouri, Inc. (DE), Media Drop-In Productions, Inc.
                        MDI-Missouri, Inc. (MO), Steven M. Saferin and Agostino T.
                        Galluzzo.(2)

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

        10.10           Loan Agreement dated, September 8, 2000, between Robert R.
                        Sparacino, Steven M. Saferin, Media Drop-In Productions,
                        Inc. and MDI Entertainment, Inc.(9)

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

        10.16           Form of Loan Agreement with certain lenders.(12)

        10.17 Form of Media Drop-In Productions, Inc. Security Agreement with certain lenders.(12)

        10.18 Form of MDI Entertainment, Inc. Guaranty with certain lenders (12)

        10.19 Form of MDI Entertainment, Inc. Security Agreement with certain lenders.(12)

        10.20           Letter of Interest contemplating the acquisition of MDI
                        Entertainment, Inc. by Scientific Games Corporation (14)

        21.1            Subsidiaries of MDI Entertainment, Inc.(8)

------------------------

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

(6) Incorporated by reference from the Company's Form 8-K filed October 4, 1999.

(7) Incorporated by reference from the Company's Form 8-K filed February 7,
    2000.

(8) Incorporated by reference from the Company's Form 10-KSB for the year ended May 31, 2000 (filed September 12, 2000).

(9) Incorporated by reference from the Company's Form 8-K filed September 13, 2000.

(10)Incorporated by reference from the Company's Form 8-K filed November 9,
    2000.

(11)Incorporated by reference from the Company's Form S-3/A, filed January 19, 2001.

(12)Incorporated by reference from the Company's Form 10-QSB for the period ended November 30, 2000 (filed January 22, 2001).

(13)Substantially similar to Form of Warrant listed as exhibit 4.12

(14)Incorporated by reference from the Company's 8-K filed February 26, 2002.