Form 10KSB/A
period 2001-12-31
MDI ENTERTAINMENT INC
filed 2002-04-30
CIK 1045080

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



                           COMMISSION FILE NO. 0-24919

                             MDI ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                   73-1515699
             ---------                                   ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

       MDI ENTERTAINMENT, INC.
           201 ANN STREET
        HARTFORD, CONNECTICUT                               06103
        ---------------------                               ------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---- ----
         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $14,661,952

         Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $12,999,146 as of March 4, 2002.


         Shares of common stock outstanding as of March 6, 2002: 11,751,452



                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable


  Transitional Small Business Disclosure Format (check one): Yes     ; No X
                                                                -----    -----



         This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed on March 19, 2002, amends and restates Items 9, 10, 11 and 12 in their entirety.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         ----------------------------------------------------------------------------------------------------------------

         Our directors and executive officers are as follows:


              NAME                            AGE                                   POSITION

Steven M. Saferin                             53              President, Chief Executive Officer and Director

Kenneth M. Przysiecki                         57              Sr. Vice President Accounting and Administration,
                                                              Secretary and Director

Robert J. Wussler                             65              Director

S. David Fineman                              56              Director

Todd P. Leavitt                               51              Director

William G. Malloy                             55              Director

Charles W. Kline                              42              Vice President Marketing

Robert R. Kowalczyk                           54              Sr. Vice President and General Manager

Donald Walsh                                  54              Sr. Vice President Sales

Evelyn Yenson                                 57              Sr. Vice President International Sales and Marketing

Jeffrey A. Schweig                            41              Vice President Creative Planning and Development


COMMITTEES

         The Board of Directors at their June 8, 2001 annual meeting established the following committees and appointed members:

Audit Committee:                    S. David Fineman
                                    Robert J. Wussler
                                    William G. Malloy

Compensation Committee:             Steven M. Saferin
                                    Todd P. Leavitt

Executive Committee:                Steven M. Saferin
                                    S. David Fineman
                                    Kenneth M. Przysiecki

Financing and Public Filing
Oversight Committee:                William Malloy
                                    Robert Wussler
                                    David Fineman

BIOGRAPHIES

STEVEN M. SAFERIN

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

KENNETH M. PRZYSIECKI

         Mr. Przysiecki has been our Chief Financial Officer since August 1994. In August 2001 he was named Senior Vice President of Accounting and Administration. In addition Mr. Przysiecki has been our corporate Secretary and a member of our Board of Directors since August 1997. Prior to joining us, Mr. Przysiecki was involved in several business start-ups that required his financial planning, negotiating and systems implementation skills. He was a Senior Manager for Noreika, Rosenfeld and Hupp, a C.P.A. firm, from 1989 to 1992 and was employed as Vice President of Finance for Keeney Manufacturing Company, a plumbing supply manufacturing company, from 1976 until 1988. He received his C.P.A. while employed at Arthur Andersen & Co. from 1972 to 1976; and received his B.S. in Business Administration from American International College.

ROBERT J. WUSSLER

         Mr. Wussler has been a member of our Board of Directors since August 1997. Since June 1998, he served as President and Chief Executive Officer of U.S. Digital Communucations, Inc., a telecommunications company. Mr. Wussler was formerly the Chairman of the Board of Directors of U.S. Digital Communications, Inc., serving in that capacity from March 1997 to May of 2000. Mr. Wussler is currently President and Chief Executive Officer of Ted Turner Pictures. Mr. Wussler has held this position since January 2001. He has also been President and Chief Executive Officer of The Wussler Group, which owns several telecommunications ventures, since February 1992. From June 1995 to June 1998, Mr. Wussler served as President and Chief Executive Officer of Affiliate Enterprises, Inc., a privately held company that acts as the syndication branch of 51 media companies. Additionally, he was the President and Chief Executive Officer of Comsat Video, the international satellite telecommunications company from 1990 to 1993. Mr. Wussler is one of the founders of CNN (Cable News Network) having founded the network when he was Senior Executive Vice President with Turner Broadcasting from 1980 to 1990. During his tenure with Turner Broadcasting, he was also President of the Atlanta Braves professional baseball team and the Atlanta Hawks professional basketball team. Prior to joining the Turner organization, Mr. Wussler was President of Columbia Broadcasting System
(CBS) Television, a position he attained from his start in the CBS mailroom. Mr. Wussler is also an independent business consultant having directed such projects as the establishment of a French-Kuwaiti television network in 1993 and the acquisition of MetroMedia Enterprises. He was the founding Chairman of International TelCell, which later became a part of MetroMedia International Group in 1993. Mr. Wussler also advised and guided the first African American professional basketball ownership group in the finance, purchase, management and resale of the Denver Nuggets franchise of the National Basketball Association. Mr. Wussler also serves on the Board of Directors of Streammedia Communications, Inc., Converge Global, Inc., Visual Display and TIS Worldwide.

S. DAVID FINEMAN

         Mr. Fineman has been a member of our Board of Directors since November 1998. He is the managing attorney and founder of Fineman & Bach, P.C., a Philadelphia, PA law firm since 1986. Mr. Fineman represents a variety of clients, including governmental authorities and private clients dealing with the government. He has an active litigation practice and represents clients throughout the United States, in both the Federal and State courts, and in Japan. Mr. Fineman has served as special counsel to the Philadelphia Parking Authority, the Secretary of Banking of the Commonwealth of Pennsylvania, and the Insurance Commissioner of the Commonwealth of Pennsylvania. In 1995, he was nominated by President Clinton and confirmed by the United States Senate to a nine-year term on the Board of Governors of the United States Postal Service, a nine member Board which directs and controls the expenditures, reviews practices and policies, and establishes basic objectives and long-range goals for the Postal Service. He presently serves as chairman of its compensation committee. In 1994, Mr. Fineman was appointed to the Industry Policy Advisory Committee, a CEO-level committee which advises the Secretary of Commerce and the U.S. Trade Representative on international trade policy issues. Mr. Fineman received a B.A. from American University and received his J.D., with honors, from George Washington University Law School.

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

WILLIAM G. MALLOY

         Mr. Malloy has been a member of the Board of Directors since October 1999. Prior to the September 2000 acquisition of Scientific Games Holdings Corp. ("Scientific Games Holdings") by Scientific Games Corporation, formerly known as Autotote Corp.("Scientific Games"), Mr. Malloy was Chairman of the Board, President and Chief Executive Officer of Scientific Games Holdings." At the time of the merger, Scientific Games was a $230 million per year publicly held company in the international lottery industry. Scientific Games' core strengths include marketing and the application of advance computer technology to complex printing processes and customer support systems. Prior to becoming the Scientific Games' President and Chief Executive officer in December 1990, Mr. Malloy was the company's Vice President, Treasurer and Chief Financial Officer from 1988 to 1990. Prior to joining Scientific Games, Mr. Malloy held several positions from 1975 to 1987 with Bally Manufacturing Corporation, Scientific Games' former parent company. His career responsibilities have included sales, finance, planning, operations and information systems. Mr. Malloy has directed various manufacturing, distribution, financing and service businesses. Industry groups, with which he has experience include consumer durable goods, vending, commercial video amusement, printing, regulated gaming and software development. In addition, he is a seasoned international businessman and has extensive experience with various government regulated procurement processes. Mr. Malloy also serves on the Board of Directors of the Upper Chattahoochee Riverkeeper, an Atlanta based environmental organization. Mr. Malloy received his Bachelor of Science degree in Business Administration from Northern Illinois University and his Master of Science in Management (MBA) from Northwestern University's J. L. Kellogg Graduate School of Management in Evanston, Illinois.

CHARLES W. KLINE

         Mr. Kline joined us as Vice President of Marketing in February 1998. Prior to joining us, Mr. Kline was Executive Director of the Pennsylvania State Lottery, the nation's sixth largest lottery from 1992 to 1997. As Executive Director, Mr. Kline oversaw the entire $1.7 billion sales operation. During his five year tenure, Mr. Kline was credited with not only reversing a 3-year slide in sales, but also engineering and implementing a program that caused the lottery to undergo five consecutive years of sales growth. Prior to this post, Mr. Kline served in a variety of key positions in state government. Mr. Kline received a B.A. in Public Service and a Masters in Public Administration, both from the Pennsylvania State University.

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

EVELYN P. YENSON

         Ms. Yenson served as Senior Director of Corporate Communications for Scientific Games International from December 1999 through January 2001. Prior to that she served as Director of the Washington State Department of Licensing from January 1997 through December 1999. She served as the Executive Director of the Washington State Lottery from January 1987 through January 1997, Ms. Yenson also served one term as President of the North American Association of State and Provincial Lotteries (NASPL). She was also the first United States' member of the World Lottery Association Executive Committee. Ms. Yenson was born in South Africa, graduated with a B.A. from the College of New Rochelle, New York, and M.A. from the University of Wisconsin and a Certificate from the Harvard University John F. Kennedy School of Government Program for Senior Executives in State and local government.

JEFFREY A SCHWEIG

         Mr. Schweig was Director of Marketing for the Illinois Lottery From 1992 to 1994 before becoming its Creative Director, a position he occupied from 1994-2002. Before that he was account manager at Lee Hill, Inc., a Chicago-based agency where he handled such accounts as Kellogg Company and more than 11 of its cereal brands from 1988 to 1992. He also negotiated promotional tie-ins with other blue-chip companies and helped forge those contracts. He served as account executive at Jeffrey Nemetz & Associates of Chicago from 1987-1988, providing clients with a wide range of advertising, sales promotion and event planning. From 1985 through 1987 he was employed by Flair Communications Agency of Chicago, providing similar services for brands such as Amoco Oil Co., M&M/Mars, Inc., Turtle Wax and Arthur Andersen & Company. Mr. Schweig holds a Master's Degree in Advertising from the highly acclaimed Medill School of Journalism at Northwestern University and a Bachelor's degree in psychology from the University of Michigan.

         Two directors come up for reelection at our annual meeting of stockholders each year and each holds office until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that Donald Walsh filed an initial report of ownership late, Steven Saferin., S. David Fineman, William Malloy, Todd Leavitt, Kenneth Przysiecki, Donald Walsh, Evelyn Yenson, Charles Kline and Robert Kowalczyk each filed one report covering one transaction late and Robert Wussler filed four reports late.


ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities for the year ended December 31, 2001 paid to Steven M. Saferin, President and Chief Executive Officer and a director, Kenneth
M. Przysiecki, Sr. Vice President of Accounting and Administration, Secretary and a director, Robert R. Kowalczyk, Vice President and General Manager and Charles W. Kline, Vice President of Sales and Marketing, (the "Named Executive Officers"). No other executive officer received annualized compensation exceeding $100,000 during the year ended December 31, 2001.



                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL    FISCAL                                               LONG-TERM COMPENSATION
    POSITION          YEAR(1)      ANNUAL COMPENSATION                             AWARDS

                                   SALARY      BONUS    OTHER ANNUAL  RESTRICTED  SECURITIES  LONG-TERM   ALL OTHER
                                                        COMPENSATION     STOCK    UNDERLYING  INCENTIVE  COMPENSATION
                                                          (2) AND (3)   AWARD(S)   OPTIONS/     PLAN         (4)
                                                                                     SARS      PAYOUTS

Steven Saferin,       2001(5)      $373,515   $50,000         -            -          -           -         $5,250
President/CEO and     2000(5)      $339,025      -            -            -          -           -         $5,000
Director              1999(5)      $300,000      -       ($154,885)(6)     -          -           -         $5,029
                      1998(5)      $300,000      -        $114,885         -          -           -         $3,654


Kenneth M.            2001         $151,200    $1,000      $33,689         -        6,700         -         $4,536
Przysiecki, Sr. VP    2000         $144,583    $1,000      $22,986         -          -           -         $4,338
Acc'tng  & Admin;     1999         $136,000    $4,000      $29,084         -          -           -         $4,080
Officer, Secretary    1998         $102,000    $2,500      $37,106                                          $3,030
and Director


Robert R. Kowalczyk,  2001         $127,524   $21,000         -            -       10,763         -         $3,826
Vice President and    2000         $115,833    $7,000         -            -       12,300         -         $3,475
General Manager       1999         $104,000    $2,300         -            -         -            -         $3,120
                      1998         $ 69,238      -            -            -         -            -         $1,200


Charles W. Kline,     2001         $119,952   $21,000         -            -         -           -         $3,599
Vice President of     2000         $114,000   $28,776         -            -         -           -         $3,420
Sales and Marketing   1999         $108,000    $2,000         -            -         -           -           $540
                      1998         $ 29,077      -            -            -         -           -           -

(1) Fiscal year refers to the year ending May 31, 1998, 1999, December 31, 2000 or 2001 as the case may be, except as indicated below.

(2) Represents revenue-based commissions accrued pursuant to employment agreements. As of December 31, 2001, $6,356 of accrued commissions was owed to Mr. Przysiecki. Mr. Saferin waived commissions owed to him under his employment agreement for the fiscal year ended December 31, 2001.

(3) Excludes prerequisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which, in the aggregate, did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

(4)      Represents amounts contributed pursuant to our 401(k) Savings Plan.

(5) Excludes amounts paid to Mr. Saferin's mother and the company owned by his spouse. Such amounts equaled $122,833 for the year ended December 31, 2001 and aggregated $110,000 in each of fiscal years ended December 31, 2000, and May 31, 1999 and 1998.

(6)      Such amount reflects waived commissions previously owed to Mr. Saferin.

                          OPTION GRANTS IN FISCAL 2001

            The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2001. Options were granted pursuant to MDI Entertainment, Inc.'s 1998 Stock Option and Award Plan.

                                                   Individual Grants                        Potential Realizable
.............................................................................................Value at Assumed
                                                                                            Annual Rates of
                                                   % of Total                               Stock
                               Number of           Options                                  Price Appreciation
                               Securities          Granted to      Exercise                 For Option Term
                               Underlying          Employees       Price        Expiration       5%           10%
Name                           Options Granted     In Fiscal Year  ($/Share)    Date            ($)           ($)
......................................................................................................................
Steven M. Saferin                 25,000             6.33%         $1.32         11/18/11     $15,722      $39,844
Kenneth M. Przysiecki             50,000            12.66%          1.32         11/18/11      31,445       79,687
Robert R. Kowalczyk               30,000             7.59%          1.32         11/18/11      18,867       47,812
Charles W. Kline                  30,000             7.59%          1.32         11/18/11      18,867       47,812

              AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FISCAL
                             YEAR-END OPTION VALUES

          The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended December 31, 2001 and the year- end value of unexercised options.


                                                                     Number of Shares
                                                                    Underlying Unexercised
                               Shares                            Options at December 31, 2001
                               Acquired
                               On                 Value
Name                           Exercise(#)        Realized     Exercisable     Uexercisable

--------------------------------------------------------------------------------------------
Steven M. Saferin                       0         $     0       225,000           25,000
Kenneth M. Przysiecki              10,000           6,700        10,000           50,000
Robert R. Kowalczyk                10,000          10,763        10,000           30,000
Charles W. Kline                        0               0        13,333           30,000

                              Value of Unexercised
                             In-The-Money Options at
                                December 31, 2001
                                     Dollars (1)

Name                             Exercisable             Unexercisable
-------------------------------------------------------------------------------

Steven M. Saferin                   $229,500               $25,500
Kenneth M. Przysiecki                 10,200                51,000
Robert R. Kowalczyk                   10,200                30,600
Charles W. Kline                      13,600                30,600

(1) Based on the average of the bid and asked price of the Common Stock on the Over-the-Counter market on December 31, 2001 of $1.35 per share.

DIRECTOR COMPENSATION

         Upon election or appointment to the Board of Directors, non-employee directors are granted non-qualified options to purchase 150,000 shares of common stock at the fair market value of the common stock on the date of grant. In September 1998, Mr. Wussler received stock options outside of the Plan (defined below) for 300,000 shares of common stock at an exercise price of $0.37 per share as compensation for his services as one of our outside directors. Messrs. Leavitt and Fineman each received stock options pursuant to the Plan for 150,000 shares of common stock at an exercise price of $0.33 per share as compensation for their services as outside directors. Mr. Malloy received options to purchase 132,500 shares of common stock at $1.38 per share pursuant to the Plan and options to purchase an additional 17,500 shares of common stock at $1.38 per share outside of the Plan as compensation for his services as an outside director. In October, 2001, Mssrs. Wussler, Fineman, Leavitt and Malloy were granted 100,000 additional options at $1.32 per share. On the same date, Mssrs. Prsysiecki and Saferin were granted 50,000 and 25,000 options, respectively. As of December 31, 2001, each director has been granted the maximum number of shares allowable under the Plan. Beginning with the quarter ended December 31, 2001, each outside independent director receives additional compensation of $4,000 each quarter.

OPTION AND AWARD PLAN

         On September 22, 1998, our Board of Directors adopted our 1998 Stock Option and Award Plan (the "Plan"). The stockholders approved the Plan on February 9, 1999. The Plan provides for the grant of stock awards and options for up to 1,600,000 shares of common stock to those employees, officers, directors, consultants or other individuals or entities eligible under the Plan to receive stock awards or options (each, a "Plan Participant"). Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees. Stock awards consist of the sale or transfer by us to a Plan Participant of one or more shares of common stock which, unless otherwise determined by the Board of Directors or committee administering the Plan, are subject to transfer restrictions and our right to repurchase if certain conditions specified in the award are not satisfied prior to the end of a restriction period. The Plan provides for automatic grants of non-qualified stock options to purchase 150,000 shares of common stock to each non-employee director upon his election or appointment to the Board of Directors at the fair market value of the common stock on the date of the grant. Such options vest in equal installments over three years. No Plan Participant may receive more than an aggregate of 250,000 shares of common stock by grant of options and/or stock awards during the term of the Plan.

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

         The exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the Plan Administrator. The aggregate fair market value (determined as of the date the option is granted) of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all our classes of stock (a "10% Stockholder") shall be eligible to receive any incentive stock options under the Plan, unless the exercise price is at least 110% of the fair market value of the shares of common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

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

         As of March 4, 2002 we have issued options to purchase 1,595,000 shares of common stock under the Plan, which includes grants to (1) the Chief Executive Officer and President for options to purchase 250,000 shares of common stock,
(2) other executive officers for options to purchase 215,000 shares of common stock, (3) employees for options to purchase 297,500 shares of common stock, and
(4) four outside directors for options to purchase a total of 832,500 shares of common stock. As of such date, options to purchase 317,500 shares of common stock have been issued to two directors outside of the Plan. As of March 4, 2002 options to purchase 300,000 shares were exercised pursuant to the Plan and 292,097 shares of common stock were issued to the participants as a result of exercising their options. The difference between the number of shares issued and the number of options exercised was attributable to the "cashless" exercise of options by participants.

         Any  unexercised   options  that  expire  or  that  terminate  upon  an
employee's ceasing to be employed by us become available again for issuance under the Plan. As of March 4, 2002 there are 14,200 such shares available.

401(K) SAVINGS PLAN

         In fiscal 1996, we adopted a 401(k) savings plan whereby participants can elect to defer up to a specified maximum of their compensation and we will match their contribution up to 3% of the employee's base salary. For the year ended December 31, 2001 we contributed $29,500 to the plan and for the year ended December 31, 2000 we contributed $21,800 to the plan.

EMPLOYMENT AGREEMENTS

STEVEN M. SAFERIN

         Our subsidiary, MDIP, has entered into an employment agreement with Mr. Saferin, guaranteed by us, which expires on the later of August 8, 2002 or three years from the date we first file a registration statement with the SEC registering all of the shares of common or preferred stock owned by Mr. Saferin, and our shares are being traded on the New York Stock Exchange, the American Stock Exchange or the NASDAQ Stock Market. See "Description of Business-Risk Factors-Dependence on Key Executive." Pursuant to his employment agreement, Mr. Saferin receives an annual base salary of $300,000, which may be increased each year in an amount between 5% and 10% of the salary of the immediately preceding year. In addition, Mr. Saferin is entitled to a bonus equal to 2% of the gross revenues, up to a maximum amount of $335,000 over the term of the agreement. Mr. Saferin has waived his bonus under this agreement for the years ended December 31, 2000 and December 31, 1999. The employment agreement is terminable by MDIP for "good cause" and by Mr. Saferin for "good reason" upon the occurrence of certain events. In the event that MDIP terminates Mr. Saferin's employment without "good cause" or Mr. Saferin resigns for "good reason," MDIP shall pay an amount equal to the present value sum of the salary fixed at the salary rate on the date of termination or resignation which Mr. Saferin would have received through August 7, 2002 had his employment not been terminated. The agreement does not contain any terms regarding non-competition after the termination of Mr. Saferin's employment.

KENNETH M. PRZYSIECKI

         MDIP, Mr. Saferin and we have entered into an employment agreement with Mr. Przysiecki, as amended, renewable yearly on October 1 of each year. Pursuant to his employment agreement, Mr. Przysiecki receives an annual base salary of $157,200. Mr. Przysiecki is entitled to a bonus equal to 0.25% of all trade revenue. Mr. Przysiecki's employment may be terminated by him or MDIP at any time upon sixty days' prior written notice. However, if employment is terminated by MDIP upon notice, merger, or because of Mr. Przysiecki's death or disability, Mr. Przysiecki is entitled to severance pay equal to one year of his current base salary. The employment agreement provides that Mr. Przysiecki will not compete with MDIP in North America for eighteen months after the termination of his employment. A state court, however, may determine not to enforce such non-compete clause as against public policy.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

PRINCIPAL STOCKHOLDERS

         The following table sets forth information known to us, as of March 6, 2002, regarding the beneficial ownership of our voting securities by (i) each person who is known by us to own of record or beneficially more than 5% of our common stock, (ii) each of our directors and the Named Executive Officers, as defined in Item 6, and (iii) all directors and executive officers of as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.

                                                 NUMBER OF SHARES
NAME OF BENEFICIAL OWNER (1)                    BENEFICIALLY OWNED             PERCENT OF CLASS (2)
------------------------                        ------------------             ----------------

Steven M. Saferin                                   4,020,169(3)                    33.57%

Kenneth M. Przysiecki                                 240,600                        2.05%

Charles Kline                                          21,725(4)                      .18%

Robert R. Kowalczyk                                    30,000                         .26%

Robert J Wussler                                      307,650                        2.62%

Todd P. Leavitt                                       147,767(5)                     1.25%

S. David Fineman                                      160,200(6)                     1.36%

William G. Malloy                                     118,584(7)                     1.00%

International Capital Partners, LLC                 1,159,174                        9.86%

Scientific Games, Corp.                               708,333                        6.03%

eLot, Inc.                                          1,000,000(8)                     8.13%

Venture Partners Capital, LLC                       1,253,448(9)                     9.64%

Evelyn P. Yensen                                       10,000                         .09%

All directors and executive officers                5,056,695                       41.43%
as a group (9 persons)

(1) The address for Messrs. Saferin, Przysiecki, Kline, Kowalczyk, Leavitt, Fineman, Malloy, and Ms. Yensen is c/o MDI Entertainment, Inc., 201 Ann Street, Hartford, Connecticut 06103. The address for
         International Capital Partners, LLC is c/o Foley, Hoag & Eliot, LLP, One Post Office Square, Boston, MA 02109. The address for Scientific Games, Corp. is 1500 Bluegrass Lakes Parkway, Alpharetta, GA 30004. The address for eLot, Inc. is 301 Merritt Corporate Park, Norwalk, CT 06851. The address for Venture Partners Capital LLC is Mill Crossing, P.O. Drawer 9, Kensington, CT 06037.

(2) Shares of common stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of common stock are exercisable or convertible within 60 days of the date of this Amendment No 1 to the Form 10-KSB.

(3) Includes 225,000 shares of common stock, which are subject to currently exercisable options.

(4) Includes 13,333 shares of common stock which are subject to currently exercisable options and 1,725 shares of common stock held jointly with his spouse.

(5) Includes 42,667 shares of common stock beneficially owned directly by the Leavitt Family Trust and 50,000 shares of common stock, which are subject to currently exercisable options.

(6) Includes 50,000 shares of common stock that are subject to currently exercisable options.

(7) Includes 105,834 shares of common stock, which are subject to currently exercisable options. Mr. Malloy, who was President and Chief Executive Officer of Scientific Games Holdings Corp. until its acquisition by Autotote Corporation on September 7, 2000, is currently a consultant to Autotote Corporation. Scientific Games beneficially owns 708,333 shares of Common stock.

(8) Includes 555,556 shares of common stock issuable upon the exercise of warrants.

(9) Represents 1,203,448 shares of common stock issuable upon the exercise of warrants and 50,000 shares of common stock held by Venture Partners, LTD, an affiliate of Venture Partners Capital, LLC.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Many of the following transactions occurred before, or as a result of, the reverse mergers of MDIP and MDIM with and into us in August 1997.

         Since August 1994, our subsidiary, MDIP, has retained 1010 Productions, Inc. ("1010") to consult in the areas of trade show activities, software development, systems design, purchasing and product fulfillment. The president and sole shareholder of 1010 is Linda Kesterson Saferin, spouse of Steven M. Saferin, and former employee, officer and director of MDIP. 1010 is currently paid $10,000 per month plus expenses and has been retained until December 31, 2003 pursuant to its current consulting agreement with us.

         A family member of our President and Chief Executive Officer was paid a total of $43,308 and $27,965 for the years ended December 31, 2001 and 2000, respectively for consulting services rendered to us on a "per hour" basis.

         In September 2001, we began leasing a house owned by our President and Chief Executive Officer. The facility is used by our sales and marketing personnel when attending meetings at our headquarters in Hartford. The month-to-month lease provides for a monthly rental of $2,500. Total rent paid under this agreement for 2001 amounted to $10,000.

         As a result of the reverse mergers of MDIP and MDIM with and into us in August 1997, we executed a promissory note to Agostino T. Galluzzo in the principal amount of $27,000. The note has an annual interest rate of 10% (which started on December 7, 1997) and will be paid in thirty-six equal monthly installments (beginning September 1998). The final payment on this note was in late 2001. Mr. Galluzzo was a minority stockholder of MDIP and MDIM. In addition, Mr. Galluzzo received 433,876 shares of our common stock in such mergers.

         Fineman & Bach, P.C., a Philadelphia, PA law firm that S. David Fineman, one of our directors, is associated with, from time to time does legal work for us. Fineman & Bach was paid $90,200 and $15,000 for the years ended December 31, 2001 and 2000, respectively.

         Tulip Media Ltd., a Los Angeles, CA entertainment company that Todd Leavitt, one of our directors, is associated with, from time to time does work in the entertainment field for us. Tulip Media was paid $8,400 and $ 0 for the years ended December 31, 2001 and 2000, respectively.

         In October 1999, William G. Malloy was invited to join our Board of Directors. Mr. Malloy was President and Chief Executive Officer of Scientific Games Corporation which executed a strategic alliance with us. In connection with such alliance, Scientific Games purchased a $750,000 convertible subordinated debenture from us. In addition, Steven M. Saferin sold 333,333 shares of common stock held by him to Scientific Games, Inc. Scientific Games is in the process of acquiring us. Scientific Games, Inc. was acquired by Autotote Corporation on September 7, 2000. Mr. Malloy is currently a consultant to Scientific Games, Inc. On February 25, 2002, we signed a non-binding letter of intent to merge with Scientific Games Corporation. Negotiations are ongoing regarding a possible transaction. Mr. Malloy has recused himself from that portion of Board activities related to the negotiations with Scientific Games.

         On January 19, 2000, Steven Saferin exchanged a portion of his stock for a note held by a third party and made by us with a remaining principal of $316,038. The note bears interest at 8% per annum and is payable in monthly installments of $14,300. There was a remaining balance of $14,199 owed as of December 31, 2001.

         On May 31, 2000, Steven Saferin loaned the President and Chief Executive Officer of The Lottery Channel, Inc. $108,000 personally for the operational needs of The Lottery Channel and to facilitate the then proposed merger. Mr. Saferin received a promissory note bearing interest of 11% per annum. This note was forgiven as part of the settlement with The Lottery Channel in which The Lottery Channel and MDI dismissed their claims against each other. Mr. Saferin and Mr. Ach dismissed their claims against one another also. Mr. Saferin has not been reimbursed for the $108,000.

         On September 1, 2000, Steven Saferin loaned us $260,000 and received a note payable on demand, bearing interest at a rate of 10% per annum. On September 8, 2000, as part of a loan transaction, the note was replaced with a note secured by substantially all of our assets, payable on January 31, 2001, which bears interest at a rate of 10% per annum. The terms of this note have been extended into 2002.

         From October 14, 2000 to August 6, 2001, Jonathan D. Betts served as the Company's Executive Vice President of Finance. Mr. Betts is a principal of Venture Partners, Ltd., a firm that has provided financial consulting to the Company. During 2001 we paid Venture Partners $149,700 in consulting fees. During the same period in 2000 Venture Partners, Ltd. was paid $210,000 and received warrants to purchase 807,000 shares of our common stock at exercise price of $.88 per share.

         Steven M. Saferin is entitled to a commission equal to 2% of our gross revenue, pursuant to his employment agreement. Mr. Saferin waived the right to approximately $293,200 and $99,500 of commissions for the years ended December 31 2001 and 2000, respectively.

         On June 1, 1998, Steven M. Saferin guaranteed our $500,000 performance bond provided to the Wisconsin lottery. This bond was reduced to $400,000 in late 2001.

         On March 20, 2001 Steven M. Saferin guaranteed our $742,800 performance bond provided to the California lottery.

                                 SIGNATURE PAGE


                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDI ENTERTAINMENT, INC.

         SIGNATURE                                       TITLE                             DATE
   /s/STEVEN M. SAFERIN                    President, Chief Executive Officer and        April 30, 2002
    ---------------------                    Director
     Steven M. Saferin

                  In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                 SIGNATURE                                       TITLE                     DATE

   /s/STEVEN M. SAFERIN                    President, Chief Executive Officer and        April 30, 2002
   --------------------                      Director (Principal Executive Officer)
     Steven M. Saferin


   /s/KENNETH M. PRZYSIECKI                Sr. Vice President Accounting and             April 30, 2002
   ------------------------                  Administration, Secretary  and Director
     Kenneth M. Przysiecki                   (Principal Financial Officer)


   /s/ROBERT J. WUSSLER                    Director                                      April 30, 2002
   ----------------------
     Robert J. Wussler

   /s/TODD P. LEAVITT                      Director                                      April 30, 2002
   -----------------------
     Todd P. Leavitt

   /s/S. DAVID FINEMAN                     Director                                      April 30, 2002
   -----------------------
     David Fineman

   /s/ WILLIAM G. MALLOY                   Director                                      April 30, 2002
   ----------------------
     Willaim G. Malloy

