Form 10KSB/A
period 2001-12-31
MDI ENTERTAINMENT INC
filed 2002-05-09
CIK 1045080

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

    Transitional Small Business Disclosure Format (check one): Yes _; No X
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     10-KSB
                               TABLE OF CONTENTS

PART I
Item 1.   Description of Business.....................................         2

          - Recent Developments.......................................         3

          - Industry Overview.........................................         6

          - Lottery Promotions........................................         7

          - Licensed Based Games......................................         7

          - Contracts with Lotteries..................................         8

          - Government Regulation.....................................        13

          - Competition...............................................        14

          - Intellectual Property.....................................        14

          - History and Organization..................................        15

          - Potential Expansion of Business...........................        15

          - Employees.................................................        16

          - Risk Factors..............................................        16

Item 2.   Description of Property.....................................        20

Item 3.   Legal Proceedings...........................................        21

Item 4.   Submission of Matters to a Vote of Security Holders.........        22

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....        23

Item 6.   Management Discussion and Analysis or Plan of Operation.....        24

Item 7.   Financial Statements........................................        30

Item 8.   Changes In and Disagreements with Accountants or Accounting
            and Financial Disclosure..................................        31

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................        32

Item 10.  Executive Compensation......................................        32

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................        32

Item 12.  Certain Relationships and Related Transactions..............        32

Item 13.  Exhibits and Reports on Form 8-K............................        32

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

RECENT DEVELOPMENTS

MERGER WITH SCIENTIFIC GAMES CORPORATION

    On February 26, 2002 we announced that we had executed a Letter of Intent in which Scientific Games Corporation will acquire all of the outstanding shares of MDI (except for the 708,333 shares which are currently owned by Scientific Games) by exchanging its shares for our shares at $2.10 per share. Steve Saferin, our CEO, President and principal stockholder, will escrow approximately $1.8 million worth of Scientific Games common stock subject to release upon the achievement of certain financial targets by the acquired business over four years. The closing of the transaction is subject to certain conditions including the execution of definitive agreements, the completion of due diligence and shareholder approval by MDI shareholders.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    Our common stock commenced trading on the OTC Bulletin Board on August 8, 1997 under the symbol "MDIH" and commenced trading on the Nasdaq SmallCap Market on July 18, 2000 under the symbol "LTRY". In July, 2001 it was determined we no longer met the net tangible asset maintenance requirements for continued listing on the NASDAQ. Our common stock returned trading on the OTC Bulletin Board on August 22, 2001 under the symbol "LTRY". The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of common stock as reported by the OTC Bulletin Board under the symbol MDIH for periods prior to July 18, 2000 and under the symbol "LTRY" in the Nasdaq SmallCap Market for periods subsequent to July 18, 2000. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

    We derive over ninety percent (90%) of our revenues from lotteries in two distinct ways. First, we will usually charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees are a fixed assessment while royalties are a percentage of the printing cost of the tickets. Contracts for licensed properties typically include an up-front license fee and a royalty based on the manufacturing cost of tickets. Manufacturing costs of tickets usually range from $10.00 per thousand to $30.00 per thousand. Actual costs depend on the size of the ticket and the quantity printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million.

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
                                                      ===========    ======    ===========    ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Revenue sources are from both merchandise based lottery promotions and promotions that generate royalty fees only. Royalty fee revenue represents 13% of our total revenue for both years. Approximately 87% of our revenue this fiscal year and last was derived primarily from merchandise based promotions. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, such as collectible logo bearing merchandise associated with the licensed property. These prizes are usually awarded on predetermined dates, which allow us to purchase and inventory these items in our out sourced fulfillment facility prior to these award-drawing dates. However procurement opportunities or contract terms may require all the merchandise for a particular promotion to be procured prior to even the first drawing. During the year ended December 31, 2001 we had revenue from 46 games (promotions) that launched during the year and revenue from 17 games that launched in the previous year but had not concluded in the previous year.

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

    Revenue from both Elvis Presley(R) and NASCAR(R) Drivers was less than 10% combined, in the previous year ended Decebmer 31, 2000. Wheel of Fortune(R) and Jeopardy(R) along with Harley Davidson(R) were the three leading properties amounting to 58% of the total revenue for fiscal 2000. This shift in licensed property revenue between the years indicates the importance of a balanced license property inventory to be available to our lottery customers. Major new licensed properties acquired this year include I Love Lucy(R), Hollywood Squares(TM), TABASCO(R), SPAM(R), Universal Monsters(R), Bela Lugosi(TM), Lionel(R), Magic 8 Ball(R), 2002 FIFA World Cup Korea/Japan(TM) and the National Basketball Association. Licenses that expired this year and have not been renewed include Dale Earnhardt(R), Outer Limits(TM), 007 James Bond(TM) and Heroes of Space(TM).

    Cost of revenue as a percentage of revenue decreased from 64.9% for the year ended December 31, 2000 to 58.1% for the year ended December 31, 2001. Our cost of sales includes merchandise from other licensees of the property, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance. Costs also include trips associated with our licensed properties. Additionally another major cost is the amortization of our licensing costs over the term of the various licenses. Improved lottery contract proposal costing has contributed to assuring us our targeted profit margins. This improvement enabled us to achieve our Gross Profit goal of 40% or greater.

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

    Our obligations and commitments to make future payments under contracts, debt, lease and licensing agreements is summarized in the following table:


                                                           PAYMENTS DUE BY PERIOD
                                                  -------------------------------------------
                                                                                     AFTER 5
CONTRACTUAL OBLIGATIONS                            TOTAL     1-3 YEARS   4-5 YEARS    YEARS
-----------------------                           --------   ---------   ---------   --------
Licensing Agreements............................ $1,481,447  $1,481,447    $    --      $  --
Employment Contracts............................    557,000     557,000         --         --
Operating Leases................................    392,387     345,560     46,827
Long-term Debt..................................    274,199     274,199         --         --
                                                 ----------  ----------     ------      -----
Total Contractual Cash.......................... $2,705,033  $2,658,206    $46,827      $  --
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

MDI ENTERTAINMENT, INC.

               SIGNATURE                                  TITLE                          DATE
               ---------                                  -----                          ----
         /s/ STEVEN M. SAFERIN           President, Chief Executive Officer and
    -------------------------------        Director (Principal Executive             May 9, 2002
           Steven M. Saferin               Officer)

    In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                          DATE
               ---------                                  -----                          ----
         /s/ STEVEN M. SAFERIN           President, Chief Executive Officer and
    -------------------------------        Director (Principal Executive             May 9, 2002
           Steven M. Saferin               Officer)

                                         Sr. Vice President Accounting and
       /s/ KENNETH M. PRZYSIECKI           Administration, Secretary and
    -------------------------------        Director (Principal Financial             May 9, 2002
           Kenneth M. Przysiecki           Officer)

         /s/ ROBERT J. WUSSLER
    -------------------------------      Director                                    May 9, 2002
           Robert J. Wussler

          /s/ TODD P. LEAVITT
    -------------------------------      Director                                    May 9, 2002
           Todd P. Leavitt

         /s/ S. DAVID FINEMAN
    -------------------------------      Director                                    May 9, 2002
           S. David Fineman

         /s/ WILLIAM G. MALLOY
    -------------------------------      Director                                    May 9, 2002
           William G. Malloy

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

/s/ ARTHUR ANDERSEN, LLP
Hartford, Connecticut

February 8, 2002,
(except with respect to the matters discussed in Notes 8 and 14, as to which the date is February 28, 2002 and the matter discussed in Note 10, as to which the date is May 6, 2002)

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

                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
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

    On February 22, 2002, the Company and Scientific Games Corporation ("Scientific Games") entered into a Letter of Intent contemplating the acquisition of the Company at $2.10 per share, payable in Scientific Games common stock. Scientific Games will acquire all of the issued and outstanding shares of capital stock of the Company by means of a tax-free merger (the "Merger") in which a newly created subsidiary of Scientific Games will merge into the Company and the Company will become a wholly-owned subsidiary of Scientific Games. The Letter of Intent contemplates that Steve Saferin, the Chief Executive Officer, President and principal stockholder of the Company, will escrow a number of shares of Scientific Games common stock having an aggregate value at the closing of $1,846,845, provided that such escrowed shares shall be subject to release from escrow over a four-year period based on Mr. Saferin's continued employment with the Company and the Company's achievement of certain financial targets pursuant to Mr. Saferin's new employment agreement.

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
                                                              ==========   ==========

10. COMMITMENTS

    The Company leases office equipment, office space and vehicles under long-term leases which expire during the next one to five years. Rent expense totaled $125,000 and $96,600 for the years ended December 31, 2001 and 2000, respectively. The following is a schedule of both continuing non-cancelable obligations associated with our licensing agreements and future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001:

2002........................................................  $1,092,584
2003........................................................     557,600
2004........................................................     176,823
2005........................................................      46,827
                                                              ----------
Total.......................................................  $1,873,834
                                                              ==========


    MDI has agreed to provide the following performance bonds to the following lotteries:

California..................................................  $742,800
Wisconsin...................................................  $400,000

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