Form 10QSB
period 2002-03-31
MDI ENTERTAINMENT INC
filed 2002-05-20
CIK 1045080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________________ to________________________


                         Commission File Number: 0-24919

                             MDI ENTERTAINMENT, INC.
                             -----------------------
             (Exact name of Registrant as specified in its Charter)

                 Delaware                             73-1515699
                 ----------                           ----------
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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 15, 2001, 11,763,829 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes __  No  X


                                        MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                                     FORM 10-QSB

                                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                                        INDEX
                                                        -----



                                                                                                                  Page
Item 1. Financial Statements....................................................................................... 3


     Condensed  Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
       December 31, 2001............................................................................................3

     Condensed Consolidated Statements of Operations for the three months ended
       March 31, 2002 and 2001 (unaudited)..........................................................................5

     Condensed Consolidated  Statement of Shareholders' Equity for the three months ended
       March 31, 2002 (unaudited)...................................................................................6

     Condensed Consolidated Statements of Cash Flows for the three months ended
       March 31, 2002 and 2001 (unaudited)..........................................................................7

     Notes to Unaudited Condensed Consolidated Financial Statements.................................................9

     Item 2. Management's Discussion and Analysis..................................................................12

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................................20

Item 6. Exhibits and Reports on Form 8-K...........................................................................22

Signatures.........................................................................................................23


                                                         PART I
                                                  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,                 December 31,
                                                                                    2002                        2001
                                                                         --------------------    -----------------------
                          ASSETS                                                 (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                      $1,130,850                   $251,578
   Accounts receivable                                                             2,274,184                  2,709,543
   Inventory                                                                         635,057                    690,429
   Deferred income taxes (Note 3)                                                  1,343,000                  1,343,000
   Other current assets                                                              304,245                    338,049
                                                                         --------------------    -----------------------

        Total current assets                                                       5,687,336                  5,332,599

PROPERTY AND EQUIPMENT, AT COST:
   Equipment                                                                         271,889                    305,312
   Furniture and fixtures                                                            120,361                    120,361
   Leasehold improvements                                                                                         8,751
                                                                                           -
                                                                         --------------------    -----------------------

                                                                                     392,250                    434,424
   Less:  Accumulated depreciation                                                  (241,334)                  (271,408)
                                                                         --------------------    -----------------------

   Property and equipment, net                                                       150,916                    163,016
                                                                         --------------------    -----------------------

OTHER ASSETS:
   Licensing costs, net                                                            1,370,237                  1,485,827
   Deferred income taxes-long term (Note 3)                                          732,108                          -
   Other                                                                              22,566                     23,467
                                                                         --------------------    -----------------------

        Total other assets                                                         2,124,911                  1,509,294
                                                                         --------------------    -----------------------

        Total assets                                                              $7,963,163                 $7,004,909
                                                                         ====================    =======================


The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                  March 31,                 December 31,
                                                                                    2002                        2001
                                                                         --------------------    -----------------------
              LIABILITIES AND SHAREHOLDERS' EQUITY                               (unaudited)

CURRENT LIABILITIES:
   Billings in excess of costs and estimated  earnings
      on uncompleted contracts (Note 2)                                           $2,779,409                 $2,497,088
   Current portion of long term debt                                                 260,000                    274,199
   Accounts payable                                                                1,353,869                  1,112,880
   Accrued expenses                                                                  783,978                    734,302
                                                                         --------------------    -----------------------

        Total current liabilities                                                  5,177,256                  4,618,469
                                                                         --------------------    -----------------------

        Total liabilities                                                          5,177,256                  4,618,469
                                                                         --------------------    -----------------------


COMMITMENTS AND CONTINGENCIES (Notes 5,6 & 7)

SHAREHOLDERS' EQUITY
   Common stock                                                                       11,764                     11,639
   Additional paid-in capital                                                      5,650,441                  5,609,657
   Accumulated deficit                                                            (2,876,298)                (3,234,856)
                                                                         --------------------    -----------------------

       Total shareholders' equity                                                  2,785,907                  2,386,440
                                                                         --------------------    -----------------------

       Total liabilities and
          shareholders' equity                                                    $7,963,163                 $7,004,909
                                                                         ====================    =======================


The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three months ended
                                                                                                 March 31,
                                                                                       2002                        2001
                                                                                -------------------       -------------------
                                                                                   (unaudited)                 (unaudited)

REVENUE                                                                                $ 3,519,356                $3,121,999

COST OF REVENUES                                                                         2,269,615                 1,719,883
                                                                                -------------------       -------------------

    Gross profit                                                                         1,249,741                 1,402,116

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                               1,210,201                   873,544
TERMINATED MERGER COSTS (Note 7)                                                           306,455                         -
                                                                                -------------------       -------------------

     Operating (loss) profit                                                                                         528,572
                                                                                          (266,915)

INTEREST EXPENSE, net                                                                        6,780                    77,761
OTHER EXPENSE (INCOME)                                                                      99,855                  (110,166)
GAIN ON SALE OF INVESTMENTS, NET                                                                 -                   (24,307)
                                                                                -------------------       -------------------

     (Loss) Income before provision for income taxes                                                                 585,284
                                                                                          (373,550)

(BENEFIT) PROVISION FOR INCOME TAXES (Note 3)                                             (732,108)                    8,000
                                                                                -------------------       -------------------

     Net income                                                                       $    358,558                 $ 577,284
                                                                                ===================       ===================


Basic Earnings Per Common Share (Note 4)                                                     $0.03                     $0.05
                                                                                ===================       ===================

Diluted Earnings Per Common Share (Note 4)                                                   $0.03                     $0.05
                                                                                ===================       ===================



The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              For the three months ended March 31, 2002
                                                                                            (Unaudited)

                                                                                   Shares               Amount

Common Stock, par value $.001 per share,
   authorized 25,000,000 shares
        Balance, December 31, 2001                                             11,638,925            $  11,639
        Stock options exercised                                                   124,904                  125
                                                                             ------------         -------------

        Balance, March 31, 2002                                                11,763,829               11,764
                                                                               ----------         -------------

Additional Paid-in capital:
        Balance, December 31, 2001                                                                   5,609,657
        Stock options exercised                                                                         22,974
        Compensation attributable to employee stock options                                             17,810
                                                                                                  -------------

        Balance, March 31, 2002                                                                      5,650,441
                                                                                                  -------------

Accumulated Deficit:

        Balance, December 31, 2001                                                                  (3,234,856)
        Net income                                                                                     358,558
                                                                                                    -----------

        Balance, March 31, 2002                                                                     (2,876,298)
                                                                                                   ------------


Total Shareholders' Equity                                                                          $2,785,907
                                                                                                   ============


The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                              2002                 2001
                                                                                     ------------------     -----------------
                                                                                          (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $  358,558            $  577,284
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization                                                    432,457               134,672
              Compensation expense                                                              17,810                     -
              Gain on sale of investments, net                                                       -               (24,307)
              Deferred income tax benefit                                                     (732,108)                    -
              Change in assets and liabilities:
                     Decrease (increase) in accounts receivable                                435,359            (1,174,491)
                     Decrease in inventory                                                      55,372                50,827
                     Increase in licensing costs                                              (301,757)             (138,900)
                     Decrease in other assets                                                   34,705                67,317
                     Increase (decrease) in accounts payable                                   240,989               (55,910)
                     Increase in accrued expenses                                               49,767               514,448
                     (Decrease) increase in income taxes payable                                   (91)                7,675
                     Increase in billings in excess of costs
                         and estimated earnings on uncompleted contracts                       282,321               213,428
                                                                                     ------------------   -------------------

              Net cash provided by operating activities                                        873,382               172,043
                                                                                     ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                                     (3,010)               (1,033)
    Proceeds of sale of investments                                                                 -                 59,155
                                                                                     ------------------   -------------------


              Net cash (used for) provided by investing activities                              (3,010)               58,122
                                                                                     ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                          (14,199)              (15,016)
    Proceeds from exercise of common stock options                                              23,099                 6,600
                                                                                     ------------------   -------------------

              Net cash provided by (used for) financing activities                               8,900                (8,416)
                                                                                     ------------------   -------------------

NET INCREASE IN CASH                                                                           879,272               221,749

CASH, beginning of the period                                                                  251,578               528,151

                                                                                     ------------------   -------------------
CASH, end of the period                                                                    $ 1,130,850           $   749,900
                                                                                     ==================   ===================

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                           2002                  2001
                                                                                     ------------------   -------------------
                                                                                        (unaudited)          (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                                      $     15,967         $     49,362
         Income taxes                                                                  $          -         $        325
    Non-cash investing and financing activities:
         Stock compensation                                                            $     17,810         $          -
         Imputed interest on subordinated convertible debenture                        $          -         $      5,625
         Conversion of subordinated debenture into common stock                        $          -         $    558,750
         Common stock issued for services                                              $          -         $    269,288




The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002 AND 2001

1.       PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS

         Information in the accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the three-month periods ended March 31, 2002 and 2001 are unaudited. The accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2001.

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

         Revenues from the lottery games are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contract basis. This method is utilized, as management considers cost incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of March 31, 2002, no losses were expected from existing contracts.

         The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.       INCOME TAXES

         In the quarter ended March 31, 2002 the Company reversed approximately $732,100 of a deferred tax asset valuation allowance. Under accounting principles generally accepted in the United States a valuation allowance is established when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The Company has deferred tax assets related to net operating losses that can be utilized to offset taxable income in future years. As of December 31, 2000, a valuation allowance was recorded for these deferred tax assets. In 2001, the Company determined that it was more likely than not that a portion of these deferred tax assets would be utilized and accordingly, $1.3 million of the valuation allowance was reversed. During the quarter ended March 31, 2002 the Company determined that it is more likely than not that the remaining $732,100 will be utilized in future years, and the remaining valuation allowance was reversed.

4.       EARNINGS PER SHARE

         Basic earnings per common share are based on the average number of common shares outstanding during the fiscal year. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the year. For the three months ended March 31, 2002 and 2001, common share equivalents represented dilutive stock options and warrants using the treasury method. The income available to common shareholders and the number of shares used in the earnings per common share and earnings per dilutive share computation for 2002 and 2001 was as follows:


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,

                                                                                      2002              2001
                                                                                      ----              ----

         Net income applicable to common shareholders                             $   358,558       $   577,284
                                                                                  ===========       ===========

         Basic:

         Average number of common shares outstanding                               11,713,968        10,797,539

         Dilutive:

         Dilutive effect of options, warrants and convertible securities            1,494,172         1,796,733
                                                                                  -----------       -----------

         Average dilutive common shares outstanding                                13,208,140        12,594,272
                                                                                  ===========       ===========

5.       COMMITMENTS

         The Company obtains licenses for both cultural and entertainment properties, some of which have obligations continuing through the term of the license. It also leases office equipment, office space and vehicles under long-term leases, which expire during the next one to five years. The following is a schedule of both continuing non-cancelable obligations associated with our licensing agreements and future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2002:

                  2002 ......................... $1,145,622
                  2003 .........................    860,794
                  2004 .........................    526,823
                  2005 .........................    396,827
                                                -----------
                  Total..........................$2,930,066
                                                ===========


6.       LITIGATION

         On February 28, 2002, a class action suit on behalf of the Company's public stockholders (the "Plaintiff") was filed in the Court of Chancery of the State of Delaware against the Company, all of the members of the Company's Board of directors and Scientific Games Corporation ("Scientific Games"), to enjoin the proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of the Company's common stock which it does not already own. In its complaint, the Plaintiff alleges that the consideration offered to the Company's stockholders in the proposed acquisition is unfair and inadequate because the Plaintiff believes that the intrinsic value of the Company's common stock is materially in excess of the amount offered giving consideration to the Company's growth and anticipated operating results, net asset value, and future profitability. The Plaintiff has requested the court to preliminarily and permanently enjoin the Company from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the Plaintiff has requested that the court award to the Plaintiff compensatory damages.

         On May 6, 2002, a second complaint was filed in the same Court containing nearly identical allegations. On May 6, 2002, lawyers for the plantiffs requested an order consolidating the two cases. While we believe that the lawsuits lack merit and intend to contest them vigorously, we believe that the termination of our merger negotiatons with Scientific Games has mooted the complaints.

7.       SUBSEQUENT EVENTS

               TERMINATED MERGER WITH SCIENTIFIC GAMES CORPORATION

         On February 22, 2002, MDI Entertainment, Inc. ("MDI") and Scientific Games Corporation ("Scientific Games") entered into a Letter of Intent contemplating the acquisition of MDI at $2.10 per share, payable in Scientific Games common stock. On May 8, 2002 MDI announced that Scientific Games and the Company had mutually and amicably agreed to terminate their merger negotiations in the wake of the competing offer the Company had received (see ICP proposal below). The announcement also indicated that Scientific Games and the Company would continue their strategic alliance.

         The Company had incurred certain legal, accounting and investment banking fees relating to this terminated merger. These costs totaled $306,500 as of March 31, 2002. Additional terminated merger expenses that have been incurred after the three months ended March 31, 2002 are approximately $100,000.

               ICP PROPOSAL

         By letters dated April 17, 2002 and April 30, 2002 International Capital Partners, LLC ("ICP") expressed an intention to acquire approximately 50% of the outstanding shares of the Company which it does not already own for $3.30 per share in cash. ICP currently owns 1,022,019 shares of the Company.

         On May 7, 2002, ICP filed a Form 13D with the Securities and Exchange Commission expressing its intention to increase its holdings in the Company by acquiring 50% of the outstanding shares of the Company it does not currently own for $3.30 per share. According to the Form 13D filing, the source of funds for such transaction would be investment funds under the direction and control of ICP. ICP has indicated that it would consider extending the Company a line of credit for working capital and add-on acquisition purposes.

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

         We derive approximately ninety percent (90%) of our revenues from lotteries in two distinct ways. First, we may charge a lottery a license and royalty fee to utilize a particular licensed property as a lottery game. License fees may be fixed assessments while royalties are a percentage of the printing cost of the tickets or a percentage of sales of the ticket. Contracts for licensed properties typically include an up-front license fee and a royalty based on the price point and quantity of tickets printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million. Price points range from $1.00 to $20.00 with most games sold at $2.00.

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

         RECENT DEVELOPMENTS


         MERGER WITH SCIENTIFIC GAMES CORPORATION

         On February 26, 2002, we announced that we had executed a Letter of Intent in which Scientific Games Corporation ("Scientific Games") would acquire all of our outstanding shares of common stock (except for the 708,333 shares which are currently owned by Scientific Games) by exchanging its shares for our shares at $2.10 per share. Steven M. Saferin, our CEO, President and principal stockholder, would escrow approximately $1.8 million worth of Scientific Games common stock subject to release upon the achievement of certain financial targets by the acquired business over four years.

         On May 8, 2002, we announced that Scientific Games and the Company had mutually and amicably agreed with Scientific Games to terminate our merger negotiations in the wake of the competing offer the Company had received (see ICP proposal below). The announcement also indicated that Scientific Games and the Company would continue their strategic alliance.

         ICP PROPOSAL

         By letters dated April 17, 2002 and April 30, 2002, International Capital Partners, LLC ("ICP") expressed an intention to acquire approximately 50% of our outstanding common stock of the Company which it does not already own for $3.30 per share in cash. ICP currently owns 1,022,019 of our shares..

         On May 7, 2002 ICP filed a Form 13D with the Securities and Exchange Commission expressing its intention to increase its holdings in the Company by acquiring 50% of our outstanding shares it does not currently own. According to the Form 13D filing the source of funds for such transaction would be investment funds under the direction and control of ICP.

         ICP has indicated that it would consider extending us a line of credit for working capital and add-on acquisition purposes.

CLASS ACTION LAWSUIT BY SHAREHOLDERS

         On February 28, 2002, a class action suit on behalf of our public stockholders (the "Plaintiff") was filed in the Court of Chancery of the State of Delaware against us, all of the members of our Board of Directors and Scientific Games, to enjoin the proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of our common stock which it does not already own. In its complaint, the Plaintiff alleges that the consideration offered to our stockholders in the proposed acquisition is unfair and inadequate because the Plaintiff believes that the intrinsic value of our common stock is materially in excess of the amount offered giving consideration to our growth and anticipated operating results, net asset value, and future profitability. The Plaintiff further alleges that the defendants have approved a proposal that favors their own interests over those of our public stockholders. The Plaintiff has requested the Court to preliminarily and permanently enjoin us from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the Plaintiff has requested that the court award to the Plaintiff compensatory damages.

         On May 6, 2002, a second complaint was filed in the same Court containing nearly identical allegations. On May 6, 2002, lawyers for the plantiffs requested an order consolidating the two cases. While we believe that the lawsuits lack merit and intend to contest them vigorously, we believe that the termination of our merger negotiatons with Scientific Games (see above) has mooted the complaints.

GAME INTRODUCTIONS:

         Our licensed properties are being accepted by lotteries at unprecedented levels. As of the date of this 10-QSB, 83 lottery promotions involving nineteen different properties are either currently on sale or are planned for introduction in this fiscal year as follows:

                  Harley-Davidson(R): 26 lotteries
                  Elvis Presley(R): 16 lotteries
                  NASCAR(R) Drivers: 8 lotteries
                  Betty Boop(TM):  6 lotteries
                  OTHER BRANDS: 27 lotteries

         Limited time marketing opportunities have driven interest in two properties: Harley-Davidson(R), which begins a year-long celebration of its 100th corporate anniversary in Summer 2002, and Elvis Presley(R), which is observing the 25th anniversary of his death in 2002.

         In the U.S., contracts have been executed or are planned for execution in 2002 for MDI lottery games in six of the seven lotteries that had not introduced our licensed games previously: D.C., Idaho, Massachusetts, Texas, Vermont and Washington. We expect that by year's end, only one U.S. lottery, the recently launched South Carolina Lottery, will not have been a customer of our games.

         Our acquisition of the FIFA/WORLD CUP 2002 lottery license has enabled us to expand our international business into two continents: Europe (France, Ireland) and Asia (China).

INTERNET PLATFORMS:

         In late 2001 we entered into a contract with Digiknow, LLC, a Cleveland-based web development company with offices in Dallas, for the purpose of continuing our Internet-based second chance promotion web sites, offered to lotteries as a value-added service tied to our licensed game promotions. Digiknow's services replace the services that were previously provided to us by eLottery.

         Our Internet-based service is currently being provided to the lotteries in New Jersey and Virginia. The Idaho Lottery is also currently offering a similar service in association with our licensed games, through the lottery's pre-existing relationship with eLottery/IMARCS Group.

         During the current quarter ended March 31, 2002, we received notification from the U.S. Patent Office that our applications for registration of our Internet service trade names, Lottery Bonus Zone(TM) and Second Chance Bonus Zone(TM) have been accepted.

LICENSED PROPERTIES:

         During the quarter ended March 31, 2002 we have executed contracts for new licensed properties, including I Love Lucy(R) and the National Basketball Association/NBA(R).

         I Love Lucy(R) endures as one of the entertainment industry's most powerful consumer icons, more than 50 years after the TV show made its debut. In its May 3, 2002 issue, TV Guide ranks I Love Lucy(R) as the second most popular TV series of all time. The license includes the use of the widely recognizable show logo, as well as various images of Lucy, Ricky, Ethel and Fred in many of their most entertaining moments from the show. Additionally, the license provides us access to a wide variety of officially licensed I Love Lucy(R) merchandise.

         The NBA(R) license represents a significant milestone in domestic lottery marketing. The NBA is the first professional sports league to authorize its imagery to be associated with government lottery tickets. Our license provides lotteries with opportunities to use a variety of league and team imagery and official NBA(R) merchandise.

         As of the date of this 10-QSB, seven of our licensed properties are expected to generate their first lottery contracts in 2002: Heroes of Space(TM) (currently on sale in New Jersey), I Love Lucy(R), Lionel(R), NBA(R), Pink Panther(TM), Universal Studios Monsters(TM) and World Cup(R).

EXPANSION INTO INTERNATIONAL MARKETS

         Late last year we hired Ms. Evelyn Yenson as our Senior Vice President, International Sales and Marketing, to focus on international development. Ms. Yenson brings outstanding credentials to the position, having established herself in the international lottery arena as the director of the Washington State Lottery and as the first U.S. delegate to the World Lottery Association Executive Committee. She later served as the corporate communications officer for the instant ticket printing industry leader, Scientific Games. Through Ms. Yenson's efforts and relationships, our products are now being actively marketed on every continent where there are lottery jurisdictions. These efforts resulted in first time contracts in France and China, which are both doing our World Cup(R) license game, discussed below. We have also retained several consultants with off-shore lottery experience to assist in our marketing efforts.

         In late 2001, we established a valuable "calling card" in the International lottery arena by acquiring the exclusive worldwide lottery licensing rights to the 2002 FIFA/World Cup Korea/Japan soccer finals. We are finding that, as expected, owning rights to the World Cup(R) has given us substantial access into some of the world's largest lottery organizations, and has created prospects for business that go well beyond the World Cup(R) event. Because of a variety of factors, the World Cup(R) itself has not been as successful as had been expected. These factors include the current shift to the Euro by many European countries, lotteries' ongoing relations with their respective national football teams, a poor track record of previous football games and a reluctance to pay licensing and royalty fees.

         Reacting to the expressed interest of lotteries outside of North America, we have also recently negotiated an expansion of our North American lottery rights from domestic to worldwide for MGM's Pink Panther(TM). To the extent practical, we are seeking international rights for other existing properties, as we also seek to identify viable consumer icons that have strong regional appeal in foreign lottery markets.



                                                                     Three months ended March 31, 2002 and March 31, 2001
                                                                ----------------------------------------------------------------

                                                                          2002              %               2001            %
                                                                          ----              -               ----            -

Total revenue                                                          $ 3,519,356        100.0%         $3,121,999       100.0%

Cost of revenues                                                         2,269,615         64.5%          1,719,883        55.1%
                                                                ----------------------------------------------------------------

   Gross profit                                                          1,249,741         35.5%          1,402,116        44.9%

Selling, general and administrative expenses                             1,210,201         34.4%            873,544        28.0%
Terminated merger costs                                                    306,455          8.7%                  -         0.0%
                                                                ----------------------------------------------------------------

   Operating (loss) profit                                                (266,915)        -7.6%            528,572        16.9%

Interest expense                                                             9,141          0.3%             80,215         2.6%
Interest income                                                             (2,361)        -0.1%             (2,454)       -0.1%
Other expense (income)                                                      99,855          2.8%           (110,166)       -3.5%
Gain on sale of investments, net                                                 -          0.0%            (24,307)       -0.8%
                                                                ----------------------------------------------------------------

   (Loss) Income before provision for income taxes                        (373,550)       -10.6%            585,284        18.7%

(Benefit) provision for income taxes                                      (732,108)       -20.8%              8,000         0.2%
                                                                ----------------------------------------------------------------

   Net income                                                            $ 358,558         10.2%          $ 577,284        18.5%
                                                                ================================================================


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Results for the first quarter ended March 31, 2002 reflect a 12.7% increase in revenue. Revenue for the three months ended March 31, 2002 was $3,519,400 compared to $3,122,000 for the three months ended March 31, 2001. Overall revenue increased as a result of the increased game launches for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Elvis Presley(R), which is currently on sale with ten lotteries, accounted for 43.7% of our revenue for the quarter ended March 31, 2002. Harley Davidson(R) and CMT(R) accounted for 14% and 11.5% of our revenue for the quarter ended March 31, 2002. The remaining 30.8% of revenue for the quarter ended March 31, 2002 was derived from 11 other licensed properties.

         Cost of revenue as a percentage of revenue increased to 64.5% from 55.1% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase in the cost ratio reflects much higher licensing and merchandising costs associated with the Elvis Presley(R) games launched and running this quarter which represented 43.7% of our revenue.

         The gross profit decreased in the three months ended March 31, 2002 to 1,249,700 (35.5% of revenue) compared to $1,402,100 (44.9% of revenue) for the three months ended March 31, 2001. As mentioned above, this significant ratio of Elvis Presley(R) games all in the quarter made it difficult to achieve our target gross profit of 40%. Without the Elvis Presley(R) games our gross profit would have been approximately 40%. Based on the game mix we expect to exceed our targeted 40% next quarter.

         Selling, general and administrative expenses were $1,210,201 (34.4% of revenue) for the three months ended March 31, 2002 compared to $873,500 (28.0% of revenue) for the three months ended March 31, 2001. Salaries and employee benefits increased approximately $109,000 this quarter due to increased sales and marketing personnel for our international sales efforts and a new Vice President of Creative Development who was hired to support our lottery customers in innovative game promotion concepts. Marketing, promotional and related travel expenses increased by $45,300 for a total of $174,300 for the three months ended March 31, 2002. Nearly one half of this increase was due to international marketing and promotions which resulted in contracts in both France and China, international lotteries that we have never penetrated before. They are both doing our World Cup(R) licensed game.

         Costs related to both public reporting and investor relations increased significantly to $248,900 for the three months ended March 31, 2002 from $116,400 for the three months ended March 31, 2001. This increase is due to an $86,000 change in financial consulting expenses between quarters due to a $50,000 negotiated settlement in reduced fees with our investment banking firm that resulted in a credit balance for financial consulting of ($48,000) for the three months ended March 31, 2001 compared to fees of $38,000 for the three months ended March 31, 2002. This negotiated settlement in 2001 also included an exchange of stock for fees. Operational expenses for our Fort Worth, Texas office totaled approximately $18,000 in the three months ended March 31, 2002 which did not exist in the same quarter in 2001.

         The Company also had certain legal, accounting and investment banking fees relating to the terminated merger with Scientific Games. These non-recurring costs totaled $306,500 as of March 31, 2002. Additional terminated merger expenses that have been incurred after the three months ended March 31, 2002 are approximately $100,000.

         The operating loss was ($266,900) (7.6% of revenue) for the three months ended March 31, 2002 compared to an operating profit of $528,600 (16.9% of revenue) for the three months ended March 31, 2001. This decrease in operating profitability is due to the factors described above but particularly the costs related to the terminated merger. Without these merger costs there would have been an operation profit for the quarter ended March 31, 2002 of $39,500 (1.1% of revenue).

         Interest expense was $9,100 for the three months ended March 31, 2002 compared to $80,200 for the three months ended March 31, 2001. This reduction in interest expense is related to the reduction of short term debt from $940,000 at March 31, 2001 to $260,000 at March 31, 2002. Interest on our Subordinated Convertible Debenture also existed during the three months ended March 31, 2001.

         Other expense was $99,800 for the three months ended March 31, 2002 compared to other income of $110,200 for the three months ended March 31, 2001. This net expense of $99,800 is primarily the write off of the total $100,000 promissory note we received as settlement for the lawsuit with Oxford International, Inc. settled on December 31, 2001. We were to receive $10,000 on February 15, 2002. As of this filing we have not received payment and the ultimate collection of this note is in doubt. We will evaluate the merits of pursuing this matter further. The $110,200 in the comparative period ended March 31, 2001 was attributable to the favorable exchange of stock for legal services that was negotiated during the first quarter of 2001.

         The $24,300 gain on securities for the three months ended March 31, 2001 was attributable to the sale of 193,000 shares of eLot stock held for investment.

         For the reasons set forth above, we had a loss before taxes of $373,600 for the three months ended March 31, 2002 compared to income before taxes of $585,300 for the three months ended March 31, 2001.

         Net income decreased to $358,600 for the quarter ended March 31, 2002 compared to $577,300 for the quarter ended March 31, 2001. The increase in the income tax benefit in the quarter ended March 31, 2002 is attributable to the reversal of approximately $732,100 of a deferred tax asset valuation allowance. Under accounting principles generally accepted in the United States a valuation allowance is established when it is more likely than not that a portion or all of a deferred tax asset will not be realized. We have deferred tax assets related to net operating losses that can be utilized to offset taxable income in future years. As of December 31, 2000, a valuation allowance was recorded for these deferred tax assets. In 2001, we determined that it is more likely than not that a portion of these deferred tax assets would be utilized and accordingly, $1.3 million of the valuation allowance was reversed. This determination was based on our profitability in 2001 and our expectation of continued profitability. We have determined that profitability will continue well into 2002 after reporting $3.5 million of revenue in the first quarter and by a backlog of $10.4 million that continues strong with additional significant interest by lotteries in our licensed properties. For these reasons we determined that this remaining $732,100 of deferred tax asset valuation should also be reversed as its utilization is more likely than not.

         Earnings per share was $.03 on both a basic and fully diluted basis for the quarter ended March 31, 2002, compared to an earnings per share of $.05 on both a basic and fully diluted basis for the quarter ended March 31, 2001.

         Our pro-forma fully-taxed (i.e., operating income less the statutory tax rate) basic and fully diluted loss per share was ($.03) for the quarter ended March 31, 2002, compared to a pro-forma fully-taxed basic and fully diluted earnings per share of $.04 and $.03 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESERVES

         As of March 31, 2002, we had cash and cash equivalents of $1,130,900 compared to $251,600 as of December 31, 2001. This significantly increased cash position was in part due to the collection of receivables for games launched this quarter. Accounts receivable decreased to $2,274,200 as of March 31, 2002 compared to $2,709,600 as of March 31, 2001 reflecting the additional collections in the current quarter ended March 31, 2002 contributing to our improved cash position.

         As of March 31, 2002, we had positive working capital of $510,100. Included in current assets is $1,343,000 in deferred tax assets, a non-cash asset. Also within current liabilities is $2,779,400 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., amounts invoiced to, or received from our customers, but which may not be recognized as revenue until we purchase the related contracted merchandise). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and incur subsequent fulfillment costs relative to this revenue, which typically approximates 50% of the related revenue. Without these two items, working capital would have been $556,800.

         Our indebtedness as of March 31, 2002 was $260,000, consisting of an installment note payable to our President and Chief Executive Officer.

         Our obligations and commitments to make future payments under license contracts consulting agreements, debt and lease agreements is summarized in the following table:

                                                          Payments Due by Period
                                                          ----------------------
                                                                                            After 5
Contractual Obligations              Total              1-3 years         4-5 years          years
-----------------------             --------            ---------         ---------         ------
License Obligations                $2,543,581          $2,193,581         $350,000          $    -
Long-term debt                        260,000             260,000                -               -
Operating leases &
   consulting agreements              755,485             708,658           46,827               -
                                      -------             -------        ---------          -------
Total contractual cash             $3,559,066          $3,162,239         $396,827          $    -
                                   ==========          ==========         ========          =======

         Notwithstanding those amounts presented in the above table, we do not have any material capital commitments and do not currently anticipate making any substantial expenditure other than in the normal course of business except that there will be a number of expenses, including legal fees and investment banking fees associated with the proposed merger and related litigation. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up front payments. Increasing competition of licenses may adversely impact fees, which, in addition to the impact on liquidity, will also adversely impact operations.

         As a result of our relatively low working capital position and inconsistent cash flow, our President and Chief Executive Officer has, from time to time, loaned money to us and personally guaranteed bonds to lotteries on our behalf. Mr. Saferin is not obligated to extend such loans or make such guarantees and if he does not do so in the future it could adversely affect us. Also, we currently have a bank commitment for a $750,000 line of credit, $250,000 of this line is specifically for Letters of Credit to be utilized in the place of performance bonds for lotteries that occasionally require them. The disaster of September 11, 2001 and the Enron collapse have contributed to an extremely tight (if existent) performance bond market. It is expected to close by the end of May, 2002. Further, if this line does not close we cannot assure you that we will be able to secure an alternative financing on favorable terms if at all.

         In light of the fact that our games represent a substantial amount of the themed or branded type of lottery games offered in the United States, our ability to expand revenue above that achieved in 2001 will depend on our ability to expand internationally or develop new products. We cannot assure you that our strategies to so expand or develop will be successful.

SEASONALITY AND REVENUE FLUCTUATIONS

         Our business is not seasonal. However, our revenues are expected to fluctuate as individual license-based promotions commence or wind down and terminate. The useful life of a promotion is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. In addition, our licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. The life span of a promotion, the timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions are unpredictable. Also, since most lotteries are government agencies with lottery executives appointed by the state's governor or other high ranking official, opportunities or projects in progress can be slowed after an election if the incumbent governor is not re-elected. Accordingly, period-to-period comparisons may not be indicative of future results.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         THE LOTTERY CHANNEL, INC.

         On November 7, 2000, we and our subsidiary, MDI Acquisition, Inc., were notified that we had been named as defendants in a complaint filed by The Lottery Channel, Inc. on November 2, 2000 in the Hamilton County, Common Pleas Civil Division, Cincinnati, Ohio, arising from our decision to terminate our merger agreement with Lottery Channel. Lottery Channel is seeking to recover $1,763,343.29 in costs and expenses, damages in excess of $25,000, attorney's fees and costs in prosecuting the action, punitive damages and any other relief to which it is entitled.

         Steven M. Saferin, our President and Chief Executive Officer, had filed a complaint, in his individual capacity, against Roger W. Ach, II, the President and Chief Executive Officer of The Lottery Channel, seeking $108,000 as payment for a promissory note, due July 30, 2000. Also, on December 19, 2000, we filed a complaint in the United States District Court for the Southern District of New York against John Doe, seeking compensatory and punitive damages for defamation occurring on Internet message boards.

         On February 20, 2002, we entered into a Settlement Agreement and Release with The Lottery Channel, Inc., which provided for a mutual release of all claims arising out of this litigation. In addition, Steven Saferin dismissed his lawsuit against Roger W. Ach, II.

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

         We entered into an Agreement with Oxford with an effective date of July 9, 2001 whereunder we agreed to accept securities of two publicly traded companies, DataMEG and McClendon Transportation, valued in excess of $3.2 million, by reference to the closing prices of such securities, as of the date of its receipt of the securities in lieu of the cash investment Oxford agreed to make under the April 25, 2001 Stock Purchase Agreement. Among other things, Oxford agreed that it would not be entitled to nominate one member to our Board of Directors; that it could not require performance of any matters under the Stock Purchase Agreement and Certificate of Designations up to the date of the July 9, 2001 Agreement, including but not limited to payments of dividends; and that the Certificate of Designations was null and void.

         Subsequent to the receipt of the securities of the two publicly traded companies from Oxford, the issuers of those securities and the Federal Bureau of Investigation made assertions about Oxford. The FBI notified us of its investigations of Oxford, but did not make any assertions concerning us or any of our officers or directors. Neither MDI nor any of our officers or directors are under investigation by the FBI as part of their investigation of Oxford. We were advised that, in the view of the issuers of the publicly traded securities and the FBI, the securities we received from Oxford are or may be subject to a dispute between the issuers and Oxford, which could impair the liquidity and value of the securities. If the liquidity and value of the securities were, in fact, impaired, then we believe Oxford may have defrauded us.

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

         On December 31, 2001 we settled the lawsuit brought by us against Oxford and Gregory C. Dutcher concerning our financing transaction with Oxford. In the settlement, we returned stock of DataMEG and McClendon Transportation to Oxford. Oxford returned our Series C Preferred Stock, which had been issued to them in exchange for the DataMEG and McClendon securities. We also received a non-interest bearing promissory note in the principal amount of $100,000, $10,000 of which was due on February 15, 2002 and the balance of which is due on the earlier of December 31, 2003 or from the sales proceeds of 1,000,000 shares of DataMEG stock placed in escrow.

         As of this filing we have not received payment and the ultimate collection of this note is in doubt. We will evaluate the merits of pursuing this matter further.


         CLASS ACTION LAWSUIT BY SHAREHOLDERS

         On February 28, 2002, a class action suit on behalf of our public stockholders (the "Plaintiff") was filed in the Court of Chancery of the State of Delaware against us, all of the members of our Board of directors and Scientific Games Corporation, to enjoin the previously disclosed proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of our common stock which it does not already own. In its complaint, the Plaintiff alleges that the consideration offered to our stockholders in the proposed acquisition is unfair and inadequate because the Plaintiff believes that the intrinsic value of the common stock is materially in excess of the amount offered giving consideration to the Company's growth and anticipated operating results, net asset value, and future profitability. The Plaintiff has requested the Court to preliminarily and permanently enjoin us from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the Plaintiff has requested that the Court award to the Plaintiff compensatory damages.

         On May 6, 2002, a second complaint was filed in the same Court containing nearly identical allegations. On May 6, 2002, lawyers for the plantiffs requested an order consolidating the two cases. While we believe that the lawsuits lack merit and intend to contest them vigorously, we believe that the termination of our merger negotiatons with Scientific Games has mooted the complaints.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


         Exhibit 10.1 Letter of Intent between Scientific Games Corporation and MDI Entertainment, Inc. dated February 25, 2002 (Incorporated by reference to Form 8-K filed
                                    February 26, 2002).

(b)      Reports  on Form 8-K       Filed on February 26, 2002 (Item 5: Other
                                    Events - Letter of Intent contemplating the acquisition of MDI Entertainment, Inc. by Scientific Games Corporation).

                                    Filed on March 4, 2002 (Item 5: Other Events
                                    - Class action lawsuit filed on behalf of MDI Entertainment, Inc.'s public shareholders).

                                    Filed on March 4, 2002 (Item 5: Other Events
                                    - Settlement of Oxford lawsuit).

                                    Filed on May 9, 2002 (Item 5: Other Events -
                                    Mutually and amicably terminated merger
                                    negotiations between MDI Entertainment and
                                    Scientific Games Corporation - Press release dated May 8, 2002).

                                 SIGNATURE PAGE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 20, 2002

                                      MDI ENTERTAINMENT, INC.
                                           (Registrant)

                                      By: /s/Steven M. Saferin
                                          --------------------
                                          Steven M. Saferin
                                          President and Chief Executive Officer
                                          and Director
                                          (Principal Executive Officer)

                                      By: /s/Kenneth M. Przysiecki
                                          ------------------------
                                          Kenneth M. Przysiecki
                                          Senior Vice President Accounting and
                                          Administration, Secretary and Director
                                          (Principal Financial and Accounting
                                          Officer)