Form 10QSB
period 2002-06-30
MDI ENTERTAINMENT INC
filed 2002-08-19
CIK 1045080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to________________________


                         Commission File Number: 0-24919

                             MDI ENTERTAINMENT, INC.
                             -----------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware 73-1515699                        73-1515699
            -------------------                        ----------
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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 14, 2002, 11,763,829 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes __  No  X





                              MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                            FORM 10-QSB

                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                               INDEX
                                               -----


                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements....................................................................3

     Condensed  Consolidated  Balance Sheets as of June 30, 2002 (unaudited) and
     December 31, 2001..........................................................................3

     Condensed  Consolidated  Statements of Operations  for the six months ended
     June 30, 2002 and 2001 (unaudited).........................................................5

     Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (unaudited)...................................................6

     Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2002 (unaudited)............................................................7

     Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)...................................................8

     Notes to Unaudited Condensed Consolidated Financial Statements............................10

Item 2. Management's Discussion and Analysis...................................................14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................................27

Item 6. Exhibits and Reports on Form 8-K.......................................................28

Signatures.....................................................................................29

Exhibit 99.1...........................................................................Attachment


                                                         PART I
                                                  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              June 30,                  December 31,
                                                                                2002                        2001
                                                                         --------------------    -----------------------
                          ASSETS                                             (unaudited)


CURRENT ASSETS:
   Cash                                                                            $ 854,921                  $ 251,578
   Accounts receivable                                                             2,608,133                  2,709,543
   Inventory                                                                         757,414                    690,429
   Deferred income taxes (Note 3)                                                  1,343,000                  1,343,000
   Other current assets                                                              459,032                    338,049
                                                                         --------------------    -----------------------

        Total current assets
                                                                                   6,022,500                  5,332,599
                                                                                  ----------                 ----------

PROPERTY AND EQUIPMENT, AT COST:
   Equipment                                                                         289,484                    305,312
   Furniture and fixtures                                                            169,967                    120,361
   Leasehold improvements                                                                  -                      8,751
                                                                         --------------------    -----------------------

                                                                                     459,451                    434,424
   Less:  Accumulated depreciation                                                  (256,738)                  (271,408)
                                                                         --------------------    -----------------------

   Property and equipment, net                                                       202,713                    163,016
                                                                         --------------------    -----------------------

OTHER ASSETS:
   Licensing costs, net                                                            1,313,066                  1,485,827
   Deferred income taxes-long term (Note 3)                                          732,108                          -
   Other                                                                              40,967                     23,467
                                                                         --------------------    -----------------------

        Total other assets                                                         2,086,141                  1,509,294
                                                                         --------------------    -----------------------

        Total assets                                                             $ 8,311,354                $ 7,004,909
                                                                         ====================    =======================

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                              June 30,                December 31,
                                                                                2002                      2001
                                                                         --------------------    -----------------------
              LIABILITIES AND SHAREHOLDERS' EQUITY                           (unaudited)


CURRENT LIABILITIES:
   Billings in excess of costs and estimated earnings
      on uncompleted contracts (Note 2)                                           $3,111,483                 $2,497,088
   Note payable to officer                                                           110,000                    274,199
   Accounts payable                                                                1,432,229                  1,112,880
   Accrued expenses                                                                  514,740                    734,302
                                                                         --------------------    -----------------------

        Total current liabilities                                                  5,168,452                  4,618,469
                                                                         --------------------    -----------------------




COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)

SHAREHOLDERS' EQUITY:
   Common stock                                                                       11,764                     11,639
   Additional paid-in capital                                                      5,650,441                  5,609,657
   Accumulated deficit                                                            (2,519,303)                (3,234,856)
                                                                         --------------------    -----------------------

       Total shareholders' equity                                                  3,142,902                  2,386,440
                                                                         --------------------    -----------------------

       Total liabilities and
          shareholders' equity                                                    $8,311,354                 $7,004,909
                                                                         ====================    =======================

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                       2002                      2001
                                                                                -------------------       -------------------
                                                                                   (unaudited)               (unaudited)

REVENUE                                                                                $ 8,162,272                $6,685,465

COST OF REVENUES                                                                         5,196,825                 3,724,105
                                                                                -------------------       -------------------

    Gross profit                                                                         2,965,447                 2,961,360

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                               2,432,864                 1,785,101
TERMINATED MERGER COSTS (Note 8)                                                           391,083                         -
TERMINATED TRANSACTION COSTS (Note 8)                                                       46,249                         -
COST OF UNSUCCESSFUL FUNDING (Note 7)                                                            -                    89,633
                                                                                -------------------       -------------------

     Operating profit                                                                       95,251                 1,086,626

INTEREST EXPENSE, net                                                                       11,951                   119,972
OTHER EXPENSE (INCOME)                                                                      99,855                  (110,166)
GAIN ON SALE OF INVESTMENTS, NET                                                                 -                   (12,669)
                                                                                -------------------       -------------------

     (Loss) income before (benefit) provision for income taxes                             (16,555)                1,089,489

(BENEFIT) PROVISION FOR INCOME TAXES (Note 3)                                             (732,108)                   12,035
                                                                                -------------------       -------------------

     Net income                                                                        $   715,553               $ 1,077,454
                                                                                ===================       ===================


Basic Earnings Per Common Share (Note 4)                                                     $0.06                     $0.10
                                                                                ===================       ===================

Diluted Earnings Per Common Share (Note 4)                                                   $0.05                     $0.09
                                                                                ===================       ===================


The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three months ended
                                                                                                  June 30,
                                                                                      2002                       2001
                                                                                ------------------        -------------------
                                                                                   (unaudited)               (unaudited)

REVENUE                                                                               $ 4,642,916                 $3,563,467

COST OF REVENUES                                                                        2,927,210                  2,004,222
                                                                                ------------------        -------------------

    Gross profit                                                                        1,715,706                  1,559,245

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                              1,222,663                    911,557
TERMINATED MERGER COSTS (Note 8)                                                           84,628                          -
TERMINATED TRANSACTION COSTS (Note 8)                                                      46,249                          -
COST OF UNSUCCESSFUL FUNDING (Note 7)                                                           -                     89,633
                                                                                ------------------        -------------------

     Operating profit                                                                     362,166                    558,055

INTEREST EXPENSE, net                                                                       5,170                     42,212
OTHER EXPENSE (INCOME)                                                                          -                          -
LOSS ON SALE OF INVESTMENTS, NET                                                                -                     11,637
                                                                                ------------------        ------------------

     Income before provision for income taxes                                             356,996                    504,206

PROVISION FOR INCOME TAXES (Note 3)                                                             -                      4,035
                                                                                ------------------        -------------------

     Net income                                                                       $   356,996                  $ 500,171
                                                                                ==================        ===================


Basic Earnings Per Common Share (Note 4)                                                    $0.03                      $0.04
                                                                                ==================        ===================

Diluted Earnings Per Common Share (Note 4)                                                  $0.03                      $0.04
                                                                               ===================        ===================


The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.



MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  For the six months ended June 30, 2002
                                                                                                (Unaudited)
                                                                           -------------------------------------------------

                                                                                   SHARES                             AMOUNT


Common Stock, par value $.001 per share,
   authorized 25,000,000 shares
        Balance, December 31, 2001                                             11,638,925                          $  11,639
        Stock options exercised                                                   124,904                                125
                                                                              -----------                          ---------

        Balance, June 30, 2002                                                 11,763,829                             11,764
                                                                               ----------                          ---------

Additional Paid-in capital:
        Balance, December 31, 2001                                                                                 5,609,657
        Stock options exercised                                                                                       22,974
        Compensation attributable to employee stock options                                                           17,810
                                                                                                                   ---------

        Balance, June 30, 2002                                                                                     5,650,441
                                                                                                                  ----------

Accumulated Deficit:

        Balance, December 31, 2001                                                                                (3,234,856)
        Net income                                                                                                   715,553
                                                                                                                  ----------

        Balance, June 30, 2002                                                                                    (2,519,303)
                                                                                                                  ----------


Total Shareholders' Equity                                                                                        $3,142,902
                                                                                                                  ==========



The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Six months ended
                                                                                                    June 30,
                                                                                           2002                  2001
                                                                                     ------------------   -------------------
                                                                                        (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $  715,553          $  1,077,454
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization                                                    926,302               416,368
              Compensation expense                                                              17,810                     -
              Gain on sale of investments, net                                                       -               (12,669)
              Deferred income tax benefit                                                     (732,108)                    -
              Change in assets and liabilities:
                     Decrease (increase) in accounts receivable                                101,410            (1,620,162)
                     Increase in inventory                                                     (66,985)             (424,667)
                     Increase in licensing costs                                              (733,147)             (563,484)
                     Increase in other assets                                                 (138,483)              (13,916)
                     Increase (decrease) in accounts payable                                   319,346               (21,286)
                     (Decrease) increase in accrued expenses                                  (219,782)              693,329
                     Increase in income taxes payable                                              232                11,236
                     Increase in billings in excess of costs
                         and estimated earnings on uncompleted contracts                       614,395               576,903
                                                                                     ------------------   -------------------

              Net cash provided by operating activities                                        804,543               119,106
                                                                                     ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                                   (60,092)               (10,654)
    Proceeds of sale of investments                                                                 -                192,669
                                                                                     ------------------   -------------------


              Net cash (used for) provided by investing activities                            (60,092)               182,015
                                                                                     ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                        (164,199)              (477,266)
    Proceeds from exercise of common stock options                                              23,099                 6,600
                                                                                     ------------------   -------------------

              Net cash (used for) financing activities                                        (141,100)             (470,666)
                                                                                     ------------------   -------------------

NET INCREASE (DECREASE) IN CASH                                                                603,343              (169,545)

CASH, beginning of the period                                                                  251,578               528,151

                                                                                     ------------------   -------------------
CASH, end of the period                                                                      $ 854,921           $   358,606
                                                                                     ==================   ===================


MDI ENTERTAINMENT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                Six months ended
                                                                                                    June 30,
                                                                                           2002                  2001
                                                                                     ------------------   -------------------
                                                                                        (unaudited)          (unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
         Interest                                                                    $16,986                  $  56,213
         Income taxes                                                                $     -                  $     799
    Non-cash investing and financing activities:
         Stock compensation                                                          $17,810                  $       -
         Imputed interest on subordinated convertible debenture                      $     -                  $   5,625
         Conversion of subordinated debenture into common stock                      $     -                  $ 418,410
         Common stock issued for services                                            $     -                  $ 269,025
         Expenses related to warrants                                                $     -                  $       1



The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.



MDI ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002 AND 2001

1.       PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS

         Information in the accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the six-month periods ended June 30, 2002 and 2001 are unaudited. The accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2001.

2.       REVENUE AND COST RECOGNITION

         Revenue is derived from various lottery game contracts (mainly with states) between MDI and the lotteries. MDI provides second chance prize packages consisting of grand prizes and various merchandise prizes. MDI also provides marketing support related to each of the games and obtains the appropriate licenses for the right to use these properties. Many of the lottery contracts require the lotteries to pay MDI upon signing of the contract; therefore, MDI defers this revenue and recognizes the revenue based on the percentage of completion method.

         Revenues from the lottery games are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contract basis. This method is utilized for approximately 91% of MDI's revenue, as management considers cost incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs. Merchandise prize costs are considered incurred when the prizes are either shipped to the lottery game winner or, if a second chance lottery drawing is committed to, when the merchandise prizes are in our fulfillment facility. Should an event occur before these merchandise prizes are shipped to the lottery winner that would damage or destroy these merchandise prizes, the Company has both adequate insurance and the procurement sources to replace any damaged or destroyed merchandise prizes. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of June 30, 2002, no losses were expected from existing contracts.

         An additional approximate 7% of our revenue is recognized from charging a license or royalty fee to the lottery for the use of one of the Company's licensed properties (i.e., Harley-Davidson(R)) in connection with a lottery scratch off ticket game, or for the services of a celebrity involved in the occurrence of a lottery event or in the making of a lottery commercial. The revenue is recognized on the completed contract method once contract obligations are complete. In this respect, the results of revenue recognition are similar to those under the percentage of completion method. Such obligations are usually of very short duration (e.g., within a month).

         The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

3.       INCOME TAXES

         Under accounting principles generally accepted in the United States, a deferred tax asset is recognized when it is more likely than not that a portion or all of a deferred tax asset will be realized. The Company has deferred tax assets related to net operating losses that can be utilized to offset taxable income in future years. In 2001, the Company determined that it was more likely than not that a portion of its deferred tax assets would be utilized and accordingly, a $1.3 million deferred tax asset was recognized. During the quarter ended March 31, 2002, the Company determined that it is more likely than not that an additional $732,100 will be utilized in future years, and, therefore, the remaining deferred tax asset was recognized.

4.       EARNINGS PER SHARE

         Basic earnings per common share are based on the average number of common shares outstanding during the fiscal year. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the year. For the three and six months ended June 30, 2002 and 2001, common share equivalents represented dilutive stock options and warrants using the treasury method. The income available to common shareholders and the number of shares used in the earnings per common share and earnings per dilutive share computation for 2002 and 2001 was as follows:

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                          ----------
                                                                                    2002               2001
                                                                                    ----               ----

         Net income applicable to common shareholders                           $   715,553        $1,077,454
                                                                                ===========        ==========

         Basic:
         Average number of common shares outstanding                             11,739,175        11,018,145

         Dilutive:
         Dilutive effect of options, warrants and convertible securities          1,309,747         1,610,131
                                                                                -----------       -----------

         Average dilutive common shares outstanding                              13,048,922        12,628,276
                                                                                 ==========        ==========


                                                                                     THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                         ----------
                                                                                     2002              2001
                                                                                     ----              ----

         Net income applicable to common shareholders                           $   356,996        $  500,171
                                                                                ============       ==========

         Basic:
         Average number of common shares outstanding                             11,763,829        11,172,306

         Dilutive:
         Dilutive effect of options, warrants and convertible securities          1,309,747         1,610,131
                                                                                 -----------      -----------

         Average dilutive common shares outstanding                              13,073,576        12,782,437
                                                                                 ==========        ==========


5.       COMMITMENTS

         The Company obtains licenses for both cultural and entertainment properties, some of which have obligations continuing through the term of the license. It also leases office equipment, office space and vehicles under long-term leases, which expire during the next one to five years. The following is a schedule of both continuing non-cancelable obligations associated with our licensing agreements and future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2002:

                     2002 ....................... $   629,000
                     2003 .......................   1,255,600
                     2004 .......................     782,700
                     2005 .......................     402,700
                                                  -----------
                     Total......................   $3,070,000
                                                  ===========


6.       LITIGATION

         On February 28, 2002, a class action suit on behalf of the Company's public stockholders (the "Plaintiff") was filed in the Court of Chancery of the State of Delaware against the Company, all of the members of the Company's Board of Directors and Scientific Games Corporation ("Scientific Games"), to enjoin the proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of the Company's common stock which it does not already own. In its complaint, the Plaintiff alleged that the consideration offered to the Company's stockholders in the proposed acquisition was unfair and inadequate because the Plaintiff believed that the intrinsic value of the Company's common stock was materially in excess of the amount offered giving consideration to the Company's growth and anticipated operating results, net asset value, and future profitability. The Plaintiff requested the court to preliminarily and permanently enjoin the Company from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the Plaintiff has requested that the court award to the Plaintiff compensatory damages.

         On May 6, 2002 a second complaint was filed in the same Court containing nearly identical allegations. On May 6, 2002, lawyers for the plaintiffs requested an order consolidating the two cases. On June 19, 2002, all of these stockholder class action suits relating to the proposed transaction with Scientific Games were dismissed without prejudice. (See Note 8 for further discussion.)


7.       COST OF UNSUCCESSFUL FUNDING

         The Company recorded an expense of $89,633 for costs relating to the placement and issuance of its Series C Preferred Stock to Oxford International, Inc. These costs include legal, accounting and investment banking fees paid or accrued during the six-month period ended June 30, 2001.

8.       SUBSEQUENT EVENTS

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

         The Company had incurred certain legal, accounting and investment banking fees relating to this terminated merger. These costs totaled $391,100 as of June 30, 2002.


         ICP PROPOSAL

         By letters dated April 17, 2002 and April 30, 2002, International Capital Partners, LLC ("ICP") expressed an intention to acquire approximately 50% of the outstanding shares of the Company which it did not already own for $3.30 per share in cash. ICP owned 1,022,019 shares of the Company at such time.

         On May 7, 2002, ICP filed an amendment to Schedule 13D with the Securities and Exchange Commission expressing its intention to increase its holdings in the Company by acquiring 50% of the outstanding shares of the Company it did not currently own for $3.30 per share. According to the Schedule 13D filing, as amended, the source of funds for such transaction were to be investment funds under the direction and control of ICP. ICP indicated that it would consider extending the Company a line of credit for working capital and add-on acquisition purposes.

         On June 27, 2002, ICP and MDI announced that they had mutually terminated their discussions, in part because of the advice of the Company's Chief Executive Officer and principal stockholder, Steven M. Saferin, that he would not tender in the ICP proposal. The costs associated with this terminated transaction amounted to $46,200 at June 30, 2002.

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

         Our principal business has been the scratch ticket segment of the government lottery industry. We are a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and our lottery promotions feature such properties licensed by us. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, film cells, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of Harley-Davidson(R), Harley-Davidson 1200 Sportster motorcycles.

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

         We derive approximately ninety-eight percent (98%) of our revenues from lotteries in two distinct ways. First, we may charge a lottery a license or royalty fee to utilize a particular licensed property for a lottery game. License fees may be fixed assessments while royalties are a percentage of the printing cost of the tickets or a percentage of sales of the ticket. Contracts for licensed properties typically include an up-front license fee or a royalty based on the price point and quantity of tickets printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million. Price points range from $1.00 to $20.00 per ticket with most games sold at $2.00. Revenue from these fee only games represent approximately 7% of our revenues.

         Our second source of lottery revenue is the sale of logo bearing merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the property the lottery is utilizing. Typically, we purchase merchandise from other licensees of the property and resell the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance for which there are no separate charges. Revenue from these merchandise based lottery games represents approximately 91% of our revenues.

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

         RECENT DEVELOPMENTS

         PROPOSED MERGER WITH SCIENTIFIC GAMES CORPORATION

         On February 26, 2002, we announced that we had executed a Letter of Intent with Scientific Games Corporation ("Scientific Games") pursuant to which Scientific Games would acquire all of our outstanding shares of common stock (except for the 708,333 shares which were owned by Scientific Games) by exchanging its shares for our shares at $2.10 per share. Pursuant to the Letter of Intent, Steven M. Saferin, our CEO, President and principal stockholder, would escrow approximately $1.8 million worth of Scientific Games common stock subject to release upon the achievement of certain financial targets by the acquired business over four years.

         On May 8, 2002, we announced that the Company had mutually and amicably agreed with Scientific Games to terminate our merger negotiations in the wake of the competing offer the Company had received (see ICP proposal below). The announcement also indicated that Scientific Games and the Company would continue their strategic alliance.

         CLASS ACTION LAWSUIT BY SHAREHOLDERS

         On February 28, 2002, a class action suit on behalf of our public stockholders was filed in the Court of Chancery of the State of Delaware against us, all of the members of our Board of Directors and Scientific Games, to enjoin the proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of our common stock which it did not already own. In its complaint, the plaintiff alleged that the consideration offered to our stockholders in the proposed acquisition was unfair and inadequate because the plaintiff believed that the intrinsic value of our common stock was materially in excess of the amount offered giving consideration to our growth and anticipated operating results, net asset value, and future profitability. The plaintiff further alleged that the defendants had approved a proposal that favors their own interests over those of our public stockholders. The plaintiff requested the Court to preliminarily and permanently enjoin us from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction was consummated, to rescind it and award rescissory damages. In addition, the plaintiff requested that the court award to the plaintiff compensatory damages.

         On May 6, 2002, a second complaint was filed in the same Court containing nearly identical allegations. On May 6, 2002 lawyers for the plaintiffs requested an order consolidating the two cases. We believed that the lawsuits lacked merit and intended to contest them vigorously, however, the termination of our merger agreement with Scientific Games mooted the complaints.

         On June 19, 2002, all of these stockholder class action suits relating to the proposed transaction with Scientific Games were dismissed without prejudice in light of the termination of the negotiations with Scientific Games.

         ICP PROPOSAL

         By letters dated April 17, 2002 and April 30, 2002, International Capital Partners, LLC ("ICP") expressed an intention to acquire approximately 50% of our outstanding common stock, exclusive of the shares which it currently did not own, for $3.30 per share in cash. ICP owned 1,022,019 of our shares at such time.

         On May 7, 2002, ICP filed an amendment to Schedule 13D with the Securities and Exchange Commission expressing its intention to increase its holdings in the Company by acquiring 50% of our outstanding shares, exclusive of the shares it already owned. According to the Schedule 13D filing, as amended, the source of funds for such transaction were to be investment funds under the direction and control of ICP.

         ICP indicated that it would consider extending us a line of credit for working capital and add-on acquisition purposes.

         On June 27, 2002, ICP and MDI announced that they had mutually terminated their discussions, in part because of the advice of the Company's Chief Executive Officer and principal stockholder, Steven M. Saferin, that he would not tender his shares to ICP.

         GAME INTRODUCTIONS

         During the quarter ended June 30, 2002, a total of 19 new MDI games were introduced by lottery jurisdictions, bringing the total number of games that are currently being offered in North America, Europe and Asia to 39. The launches included eight Harley-Davidson(R) games, three Elvis Presley(R) games, three games featuring NASCAR(R) Winston Cup drivers, and five other games representing four other MDI licensed lottery brands.

         Milestones during the quarter included the following:

         1. FIRST MDI LICENSED GAME BUSINESS IN EUROPE AND ASIA. We achieved our goal of expanding our market internationally using its lottery license for the 2002 FIFA World Cup Korea/Japan(TM). Both the China Sports Lottery and the French National Lottery licensed the 2002 FIFA World Cup Korea/Japan(TM) for lottery games in their countries.
         2. FIRST MDI LICENSED LOTTERY GAME IN TEXAS. The Texas Lottery launched its Harley-Davidson(R) instant scratch game, breaking existing sales records for the popular licensed brand.

         3. FIRST PINK PANTHER(TM) LICENSED LOTTERY GAME. The Pennsylvania Lottery became the first to introduce a lottery instant scratch game featuring the name and images of the classic Pink Panther(TM) animated character.
         4. FIRST HEROES OF SPACE(TM) LICENSED LOTTERY GAME. The New Jersey Lottery provided players with second chance opportunities to win official NASA merchandise and grand prizes related to astronauts and space travel in the first instant scratch game that serves as a tribute to the astronauts involved in the U.S. space program.
         5. FIRST MDI LICENSED LOTTERY GAME IN IDAHO. The power of the Harley-Davidson(R) brand also went to work in Idaho, where the Idaho Lottery offered its players the opportunity to win Harley(R) motorcycles and merchandise in addition to cash in an instant scratch game.

         MDI's most popular property in terms of number of games, not necessarily recognized revenue, during the quarter was Elvis Presley(R) with 11 lotteries offering Elvis(R) scratch games featuring vacation trips to Graceland and licensed Elvis merchandise prizes. Nine Harley-Davidson(R) games were on sale during the quarter. Eleven other MDI properties represented the other 19 games currently on sale.

         The appeal of Harley-Davidson(R) games continues to surpass that of any of our other licensed properties, with five of the nine games representing lotteries' second edition of Harley games. At least 11 more lotteries plan to introduce new Harley games during the manufacturer's 100th anniversary year, which began in July 2002.

         LICENSED PROPERTIES

         Our most significant milestone during the quarter ended June 30, 2002 was the successful completion of negotiations with Sony Consumer Products for the renewal of MDI's lottery license for the popular Wheel of Fortune(R) and Jeopardy!(R) television shows. The shows continue their phenomenal success as the #1 and #2 syndicated programs, with special 20th anniversary seasons ahead for both Wheel of Fortune(R) (2002/03) and Jeopardy!(R) (2003/04). Renewed through December 31, 2005, the new contracts represent the longest term in MDI's licensing experience, maximizing the opportunity for customers to include Wheel and Jeopardy! games in their planning.

         We also successfully negotiated renewal of our contract with MGM Consumer Products for the classic Pink Panther(TM) animated character, extending territorial rights for the brand to the worldwide lottery market.

         MDI continually evaluates new licensing opportunities in an effort to offer lotteries worldwide with a broad selection of brands. During the quarter ended June 30, 2002, we finalized and executed contracts for new licensed properties, including I Love Lucy(R), the National Basketball Association/NBA, Popeye(TM) and The Hulk(TM).

         I Love Lucy(R) endures as a powerful consumer icon, more than 50 years after the TV show made its debut. In its May 3, 2002 issue, TV Guide ranked I Love Lucy(R) as the second most popular TV series of all time. The license includes the use of the widely recognizable show logo, as well as various images of Lucy, Ricky, Ethel and Fred in many of their most entertaining moments from the show. Additionally, the license provides us access to a wide variety of officially licensed I Love Lucy(R) merchandise.

         The NBA(R) license represents a significant milestone in domestic lottery marketing. The NBA is the first professional sports league to authorize its imagery to be associated with government lottery tickets. MDI's license provides lotteries with opportunities to use a variety of league and team imagery and official NBA(R) merchandise.

         Introduced in the 1920s, Popeye the Sailor Man(TM) is an internationally known cartoon character. Licensed from King Features Syndicate, Popeye's consumer awareness and appeal are higher than any other similar character being marketed to lotteries, according to Q Score data from the research firm Marketing Evaluations, Inc.

         MDI acquired lottery rights for The Hulk(TM) from Universal Studios at a time when classic comic book superhero characters are making a significant contribution to consumer entertainment value in major motion pictures like Spider-Man(TM) and Men In Black(TM). Our license will enable lotteries to introduce games and promotions featuring exclusive logo and character images tied to Universal's major motion picture, The Hulk(TM), in the summer of 2003.

         INTERNET PLATFORMS

         MDI continues to develop Internet applications for its licensed lottery promotions, providing lottery customers with custom-designed Internet web sites that enable consumers to enter second chance drawings over the Internet as an alternative to sending entries through the mail. The web sites are marketed under the trade names Lottery Bonus Zone(TM) and Second Chance Bonus Zone(TM).

         During the quarter ended June 30, 2002, Lottery Bonus Zone(TM) web sites were provided for second chance promotions related to the New Jersey Lottery's Heroes Of Space(TM) and TABASCO(R) Hot Cash(TM) games. The first Second Chance Bonus Zone(TM) web site was introduced during the quarter, in support of the Virginia Lottery's Fast Cash (NASCAR(R) drivers) game.

         Web sites are currently being developed for upcoming lottery promotions related to Harley-Davidson(R), Lionel(R), Universal Studios Monsters(TM) and the NBA.

         NEW TECHNOLOGIES

         MDI has reached an agreement in principle with Ingenio, the Montreal-based subsidiary of the provincial lottery organization, Loto-Quebec, to develop CD-Rom playable versions of instant lottery scratch games based on MDI's licensed properties.

         Targeted to the ever-expanding market of consumers with personal home computers, Ingenio games integrate traditional instant scratch games with personal computer game technology, adding drama, rich illustrations, detailed animation, music and sound effects to the experience of playing a lottery scratch ticket.

         MDI believes that applying Ingenio's technology to MDI licensed lottery games can expand the appeal of instant win lotteries to attractive new consumer demographic segments.

         EXPANSION INTO INTERNATIONAL MARKETS

         Late last year we hired Ms. Evelyn Yenson as our Senior Vice President, International Sales and Marketing, to focus on international development. Ms. Yenson brings outstanding credentials to the position, having established herself in the international lottery arena as the director of the Washington State Lottery and as the first U.S. delegate to the World Lottery Association Executive Committee. She later served as the corporate communications officer for the instant ticket printing industry leader, Scientific Games. Through Ms. Yenson's efforts and relationships, our products are now being actively marketed on every continent where there are lottery jurisdictions. These efforts resulted in our first time contracts in France and China, which are both doing our 2002 FIFA World Cup Korea/Japan(TM) license game, discussed below. We have also retained several consultants with off-shore lottery experience to assist in our marketing efforts.

         In late 2001, we established a valuable "calling card" in the International lottery arena by acquiring the exclusive worldwide lottery licensing rights to the 2002 FIFA World Cup Korea/Japan(TM) soccer finals. We are finding that, as expected, owning rights to the 2002 FIFA World Cup Korea/Japan(TM) has given us substantial access into some of the world's largest lottery organizations, and has created prospects for business that go well beyond the World Cup(R) event.

         Reacting to the expressed interest of lotteries outside of North America, we have also recently negotiated an expansion of our North American lottery rights from domestic to worldwide for MGM's Pink Panther(TM). To the extent practicable, we are seeking international rights for other existing properties, as we also seek to identify viable consumer icons that have strong regional appeal in foreign lottery markets.



                            SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001


                                                                       Six months ended June 30, 2002 and June 30, 2001
                                                                ----------------------------------------------------------------

                                                                          2002             %               2001           %
                                                                          ----             -               ----           -


Total revenue                                                          $ 8,162,272        100.0%        $6,685,465       100.0%

Cost of revenues                                                         5,196,825         63.7%         3,724,105        55.7%
                                                                ----------------------------------------------------------------

   Gross profit                                                          2,965,447         36.3%         2,961,360        44.3%

Selling, general and administrative expenses                             2,432,864         29.8%         1,785,101        26.7%
Terminated merger costs                                                    391,083          4.7%                 -           -%
Terminated transaction costs                                                46,249          0.6%                 -           -%
Cost of unsuccessful funding                                                     -            -%            89,633         1.3%
                                                                ----------------------------------------------------------------

   Operating profit                                                         95,251          1.2%          1,086,626       16.3%

Interest expense                                                            16,983          0.2%            128,745        1.9%
Interest income                                                             (5,032)        -0.1%             (8,773)      -0.1%
Other expense (income)                                                      99,855          1.3%           (110,166)      -1.6%
Gain on sale of investments, net                                                 -            -%            (12,669)      -0.2%
                                                                ----------------------------------------------------------------

   (Loss) income before (benefit) provision for income taxes               (16,555)        -0.2%          1,089,489       16.3%

(Benefit) provision for income taxes                                      (732,108)        -9.0%             12,035        0.2%
                                                                ----------------------------------------------------------------

   Net income                                                            $ 715,553          8.8%         $1,077,454       16.1%
                                                                ================================================================


         REVENUE

         Revenue sources are from both merchandise based lottery promotions and promotions that generate license or royalty fees only. License or royalty fee revenue represents 9% of our total revenue. Approximately 91% of our revenue for the six months ended June 30, 2002 was derived primarily from merchandise based promotions. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, such as collectible logo bearing merchandise associated with the licensed property. These prizes are usually awarded on predetermined dates, which allow us to purchase and inventory these items in our outsourced fulfillment facility prior to these award-drawing dates. However, procurement opportunities or contract terms may require all the merchandise for a particular promotion to be procured prior to even the first drawing.

         Results for the six months ended June 30, 2002, reflect a 22.1% increase in revenue. Revenue for the six months ended June 30, 2002 was $8,162,300 compared to $6,685,500 for the six months ended June 30, 2001. Overall revenue increased as a result of the increased game launches for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. Harley-Davidson(R) took the lead away from Elvis with 32.1% of our revenue for the six months ended June 30, 2002. Elvis Presley(R), however, is not far behind with revenue representing 31.4% of our revenue for the six months ended June 30, 2002. NASCAR(R) continued strong in third place, representing 11.1% of our revenue. The remaining 25.4% of our revenue for the six months ended June 30, 2002 was derived from 14 other licensed properties. During the quarter ended June 30, 2002, we executed contracts for new licensed properties including I Love Lucy(R), the National Basketball Association/NBA, Popeye(TM) and The Hulk(TM). The appeal of Harley-Davidson(R) games continues to surpass that of any other licensed property, with five of the nine games representing lotteries' second edition of Harley games. At least 11 more lotteries plan to introduce new Harley games during the manufacturer's 100th anniversary year, which begins in July 2002.

         COST OF REVENUE

         Cost of revenue, as a percentage of revenue, increased to 63.7% from 55.7% for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. This increase in the cost ratio reflects much higher licensing and merchandising costs associated with the Elvis Presley(R) games launched and running during the six-months ended June 30, 2002, which represented 31.4% of our revenue. Elvis Presley(R) games, during the six months ended June 30, 2001, represented only 15.3% of our total revenue. Our cost of sales includes merchandise from other licensees of the property, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance. Costs also include trips associated with our licensed properties. Additionally, another major cost is the amortization of our licensing costs over the term of the various licenses.

         GROSS PROFIT

         The gross profit increased in the six months ended June 30, 2002, to $2,965,400 (36.3% of revenue) compared to $2,961,400 (44.3% of revenue) for the six months ended June 30, 2001. As mentioned above, this significant ratio of Elvis Presley(R) games during this six-month period made it difficult to achieve our target gross profit of 40%. Without the Elvis Presley(R) games, our gross profit would have been approximately 40%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expenses were $2,432,900 (29.8% of revenue), for the six months ended June 30, 2002, compared to $1,785,100 (26.7% of revenue) for the six months ended June 30, 2001. Salaries and employee benefits increased approximately $254,200 during the six-month period ending June 30, 2002, due to increased sales and marketing personnel for our international sales effort and a new Vice President of Creative Development, who was hired to support our lottery customers in innovative game promotion concepts.

         Marketing, promotional and related travel expenses increased by $143,900, for a total of $571,600 for the six-months ended June 30, 2002. Of this total increase, approximately $100,000 represents international marketing and promotional costs which resulted in contracts in both France and China for our 2002 FIFA World Cup Korea/Japan(TM) licensed game. This license has generated license or royalty fee revenue of approximately $138,000 for the six months ended June 30, 2002.

         Costs related to both public reporting and investor relations increased significantly to $422,300 for the six months ended June 30, 2002 from $249,200 for the six months ended June 30, 2001. This increase is due to a $115,000 change in financial consulting expenses between the comparable six month period ended June 30, 2001. Part of this increase is a result of a credit recorded during the six-month period ended June 30, 2002, of $50,000 related to a settlement of previously recorded consulting fees. Additionally, beginning in 2002, we have resolved to compensate outside directors for their work as members of our Board. For the six months ended June 30, 2002, this total compensation was $32,000. Operational expenses for our Fort Worth, Texas office totaled approximately $34,700 in the six-months ended June 30, 2002, which did not exist in the same quarter in 2001.

         We have incurred certain legal, accounting and investment banking fees related to the terminated merger with Scientific Games. These costs totaled $391,100 for the six months ended June 30, 2002. Additionally, we incurred $46,200 in the unsuccessful completion of a transaction with International Capital Partners, LLC ("ICP") in its proposal to purchase a majority of the outstanding common stock of our Company.

         OPERATING PROFIT

         The operating profit was $95,300 (1.2% of revenue) for the six months ended June 30, 2002, compared to an operating profit of $1,086,600 (16.3% of revenue) for the six months ended June 30, 2001. This decrease in operating profitability is due to the factors described above, but particularly the costs related to the terminated merger with Scientific Games and the unsuccessful transaction with ICP. Without these two unsuccessful transactions, there would have been operating profit for the six months ended June 30, 2002, of $495,200 (6.1% of revenue).

         INTEREST EXPENSE

         Interest expense was $17,000 for the six months ended June 30, 2002, compared to $128,700 for the six months ended June 30, 2001. This reduction in interest expense is related to the reduction of our short-term debt from $477,700 at June 30, 2001, to $110,000 at June 30, 2002. In addition, the results for the six months ended June 30, 2001, reflected interest expense related to a Subordinated Convertible Debenture which was converted to equity prior to 2002.

         OTHER EXPENSE

         Other  expense  was  $99,800  for the six months  ended June 30,  2002, compared to other income of $110,200 for the six months ended June 30, 2001. This net expense of $99,800 is primarily the write-off of the total $100,000 promissory note we received as settlement for the lawsuit with Oxford International, Inc., settled on December 31, 2001. We were to receive $10,000 on February 15, 2002. As of the date of this filing, we have not received payment and the ultimate collection of this note is in doubt. We will evaluate the merit of pursuing this matter further. The $110,200 in the comparble period ended June 30, 2001, was attributable to the favorable exchange of stock for legal services that was negotiated in the first quarter of 2001.

         GAIN ON SALES OF SECURITIES

         The $12,700 gain on securities for the six months ended June 30, 2001, was attributable to the sale of shares of eLot stock held for investment.

         NET INCOME

         For the reasons set forth above, we have a loss before tax benefit of $16,600 for the six months ended June 30, 2002, compared to income before taxes of $1,089,500 for the six months ended June 30, 2001. Had we not incurred expenses for the equity transactions that did not close with Scientific Games Corp. and ICP, our net income before taxes for the six months ending 2002 would have been $420,800 (6.4% of revenue).

         Net income decreased to $715,600 for the six months ended June 30, 2002, compared to $1,077,500 for the six months ended June 30, 2001. Contributing to the net income of $715,600 for the six months ended June 30, 2002 was the increase in the income tax benefit in the six months ended June 30, 2002 which is attributable to the reversal of approximately $732,100 of a deferred tax asset valuation allowance that was recognized at March 31, 2002. Under accounting principles generally accepted in the United States, a valuation allowance is established when it is more likely than not that a portion or all of a deferred tax asset will not be realized. Prior to December 31, 2001, a valuation allowance was recorded for these deferred tax assets. In 2001, we determined that, more likely than not, a portion of these deferred tax assets would be utilized and, accordingly, $1.3 million of the valuation allowance was reversed. This determination was based on our profitability in 2001 and our expectation of continued profitability. We have determined that profitability will continue well into 2002 after reporting $3.5 million of revenue in the first quarter followed by $4.6 million of revenue in the quarter ended June 30, 2002, and without the costs related to the terminated Scientific Games and ICP transactions.

         Basic earnings per share was $.06 and fully diluted earnings per share was $.05 for the six months ended June 30, 2002, compared to basic earnings per share of $.10 and fully diluted earnings per share of $.09 for the six months ended June 30, 2001.



                          THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001


                                                                      Three months ended June 30, 2002 and June 30, 2001
                                                                ----------------------------------------------------------------

                                                                          2002             %               2001           %
                                                                          ----             -               ----           -
                                                                       (Unaudited)                      (Unaudited)

Total revenue                                                          $ 4,642,916        100.0%        $3,563,467       100.0%

Cost of revenues                                                        2,,927,210         63.0%         2,004,222        56.2%
                                                                ----------------------------------------------------------------

   Gross profit                                                          1,715,706         37.0%         1,559,245        43.8%

Selling, general and administrative expenses                             1,222,663         26.3%           911,557        25.6%
Terminated merger costs                                                     84,628          1.9%                 -           -%
Terminated transaction costs                                                46,249          1.0%                 -           -%
Cost of unsuccessful funding                                                     -            -%            89,633         2.5%
                                                                ----------------------------------------------------------------

   Operating profit                                                        362,166          7.8%           558,055        15.7%

Interest expense                                                             7,842          0.2%            48,531         1.5%
Interest income                                                             (2,672)        -0.1%            (6,319)       -0.2%
Loss on sale of investment securities, net                                       -            -%            11,637         0.3%
                                                                ----------------------------------------------------------------

   Income before provision for income taxes                                356,996          7.7%           504,206        14.1%

Provision for income taxes                                                       -            -%             4,035         0.1%
                                                                ----------------------------------------------------------------

   Net income                                                            $ 356,996          7.7%         $ 500,171        14.0%
                                                                ================================================================


         REVENUE

         Revenue sources are from both merchandise based lottery promotions and promotions that generate license or royalty fees only. License or royalty fee revenue represents 7% of our total revenue. Approximately 93% of our revenue for the three months ended June 30, 2002 was derived primarily from merchandise based promotions. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, such as collectible logo bearing merchandise associated with the licensed property. These prizes are usually awarded on predetermined dates, which allow us to purchase and inventory these items in our outsourced fulfillment facility prior to these award-drawing dates. However, procurement opportunities or contract terms may require all the merchandise for a particular promotion to be procured prior to even the first drawing.

         Results for the quarter ended June 30, 2002 reflect a 30.3% increase in revenue. Revenue for the three months ended June 30, 2002 was $4,642,900 compared to $3,563,500 for the three months ended June 30, 2001. Overall revenue increased as a result of the increased game launches for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Harley-Davidson took the lead away from Elvis Presley(R), which it held the two previous quarters by representing 45.7% of the revenue for the three months ended June 30, 2002, Elvis Presley(R) dropped to second with revenue of 22%, followed by NASCAR with 13.1% of our revenue for the three months ended June 30, 2002. The remaining 19.2% of the revenue for the three months ended June 30, 2002 was derived from 11 other licenses. During the quarter ended June 30, 2002, we finalized and executed contracts for new licensed properties including I Love Lucy(R), the National Basketball Association/NBA, Popeye(TM) and The Hulk(TM). The appeal of Harley-Davidson(R) games continues to surpass that of any other licensed property, with five of the nine games representing lotteries' second edition of Harley games. At least 11 more lotteries plan to introduce Harley games during the manufacturer's 100th anniversary year, which began in July 2002.

         COST OF REVENUE

         Cost of revenues as a percentage of revenue increased to 63.0% from 56.2% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase in the cost ratio reflects much higher licensing and merchandising costs associated with the Elvis Presley(R) games launched and running this quarter which represented 22% of our revenue, compared to 14.3% of our revenue for the comparable period in 2001. Our cost of sales includes merchandise from other licensees of the property, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance. Costs also include trips associated with our licenses properties. Additionally, another major cost is the amortization of our licensing costs over the term of the various licenses.

         GROSS PROFIT

         The gross profit increased in the three months ended June 30, 2002 to $1,715,700 (37.0% of revenue) compared to $1,559,200 (43.8% of revenue) for the three months ended June 30, 2001. As mentioned above, this significant ratio of Elvis Presley(R) games in the quarter made it difficult to achieve our target gross profit of 40%. Without the Elvis Presley(R) games our gross profit would have been approximately 40.2%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $1,222,700 (26.3% of revenue) for the three months ended June 30, 2002 compared to $911,600 (25.6% of revenue) for the three months ended June 30, 2001. Salaries and employee benefits increased approximately $87,600 this quarter due to increased sales and marketing personnel for our international sales efforts and a new Vice President of Creative Development who was hired to support our lottery customers in innovative game promotion concepts. Marketing, promotional and related travel expenses increased by $86,300 for a total of $333,000 for the three months ended June 30, 2002. Nearly all of this increase was due to international marketing and promotions, which resulted in contracts in both France and China, international lotteries that we have never penetrated before. They both launched our 2002 FIFA World Cup Korea/Japan(TM) licensed game. The 2002 FIFA World Cup Korea/Japan(TM) license or royalty fee revenue was approximately $50,000 for the three months ended June 30, 2002.

         Costs related to both public reporting and investor relations increased to $155,300 for the three months ended June 30, 2002 from $114,500 for the three months ended June 30, 2001. Most of this increase is related to paying our outside directors compensation for sitting on the board. This compensation totals $16,000 per quarter.

         We incurred certain legal, accounting and investment banking fees relating to the terminated merger with Scientific Games. Terminated merger and transaction expenses incurred in the three months ended June 30, 2002 are $131,000. Additionally, we incurred $46,200 in the unsuccessful completion of a transaction with International Capital Partners, LLC ("ICP") in its proposal to purchase a majority of the outstandig common stock of our Company.

         OPERATING PROFIT

         The operating profit was $362,200 (7.7% of revenue) for the three months ended June 30, 2002 compared to an operating profit of $558,100 (15.7% of revenue) for the three months ended June 30, 2001.

         INTEREST EXPENSE

         Interest expense was $7,800 for the three months ended June 30, 2002 compared to $48,500 for the three months ended June 30, 2001. This reduction in interest expense is related to the reduction of our short term debt from $477,700 at June 30, 2001 to $110,000 at June 30, 2002. In addition, the results for the three months ended June 30, 2001 reflect interest expense related to a Subordinated Convertible Debenture which was converted to equity prior to 2002.

         LOSS ON SALES OF SECURITIES

         The $11,600 loss on securities for the three months ended June 30, 2001 was attributable to the sale of eLot stock held for investment.

         NET INCOME

         For the reasons set forth above, we had a income before taxes of $357,000 for the three months ended June 30, 2002 compared to income before taxes of $504,200 for the three months ended June 30, 2001. This decrease in income before taxes is due to the factors described above, but particularly the costs related to the two terminated transactions. Without these costs there would have been an income before taxes for the three months ended June 30, 2002 of $487,900 (10.5% of revenue). For the six months ended June 30, 2002, we had a loss before taxes of $16,600, therefore, no taxes are required to be calculated for the three months ended June 30, 2002.

         Earnings per share was $.03 per share on both a basic and fully diluted basis for the quarter ended June 30, 2002, compared to an earnings per share of $.04 on both a basic and fully diluted basis for the quarter ended June 30, 2001.


         LIQUIDITY AND CAPITAL RESERVES

         As of June 30, 2002, we had cash and cash equivalents of $854,900 compared to $251,600 as of December 31, 2001. This significantly increased cash position was in part due to the collection of receivables for games launched this quarter Accounts receivable decreased slightly to $2,608,100 as of June 30, 2002 compared to $2,709,500 as of December 31, 2001 reflecting the additional collections in the current quarter ended June 30, 2002 contributing to our improved cash position.

         As of June 30, 2002, we had positive working capital of $854,000. Included in current assets is $1,343,000 in deferred tax assets, a non-cash asset. Also within current liabilities is $3,111,500 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., amounts invoiced to, or received from our customers, but which may not be recognized as revenue until we purchase the related contracted merchandise). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and incur subsequent fulfillment costs relating to this revenue, which typically approximates 50% of the related revenue. Without these two items, working capital would have been $1,066,800.

         Our indebtedness as of June 30, 2002 was $110,000, consisting of a note payable to our President and Chief Executive Officer.

         Our obligations and commitments to make future payments under license contracts consulting agreements, debt and lease agreements is summarized in the following table:

                                    PAYMENTS DUE BY PERIOD
                                    ----------------------

                                                                                        After 5
CONTRACTUAL OBLIGATIONS             TOTAL            1-3 YEARS         4-5 YEARS        YEARS
-----------------------            ----------       ----------         ---------      ---------
License obligations                $2,722,500       $2,372,500         $350,000       $      -

Note payable to officer               110,000          110,000                -              -
Operating leases &
   consulting agreements              635,400          582,700           52,700              -
                                   ----------       ----------        ----------      ---------
Total contractual
   obligations                     $3,467,900       $3,065,200         $402,700       $      -
                                   ==========       ==========        ==========      =========

         Notwithstanding those amounts presented in the above table, we do not have any material capital commitments and do not currently anticipate making any substantial expenditures other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up-front payments. Increasing competition of licenses, including the relatively recent entrance to the field as a competitor by Scientific Games and other lottery ticket printers, may adversely impact license fees, which, in addition to the impact on liquidity, will also adversely impact operations.

         As a result of our relatively low working capital position and inconsistent cash flow, our President and Chief Executive Officer has, from time to time, loaned money to us and personally guaranteed bonds to lotteries on our behalf. Mr. Saferin is not obligated to extend such loans or make such guarantees and if he does not do so in the future it could adversely affect us. Also, we currently have a $750,000 line of credit with a bank, of which $250,000 of this line is specifically for Letters of Credit to be utilized in the place of performance bonds for lotteries that occasionally require them. We had not drawn on the line as of June 30, 2002 or as of August 15, 2002. The disaster of September 11, 2001 and the Enron collapse have contributed to an extremely tight (if existent) performance bond market.

         In light of the fact that our games represent a substantial amount of the themed or branded type of lottery games offered in the United States, our ability to expand revenue above that achieved in 2001 will depend on our ability to expand internationally or develop new products. We cannot assure you that our strategies to so expand or develop new products will be successful.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.



         CLASS ACTION LAWSUIT BY SHAREHOLDERS

         On February 28, 2002, a class action suit on behalf of our public stockholders was filed in the Court of Chancery of the State of Delaware against us, all of the members of our Board of Directors and Scientific Games , to enjoin the proposed business combination transaction pursuant to which Scientific Games would acquire the outstanding shares of our common stock which it did not already own. In its complaint, the plaintiff alleged that the consideration offered to our stockholders in the proposed acquisition was unfair and inadequate because the plaintiff believed that the intrinsic value of our common stock was materially in excess of the amount offered giving consideration to our growth and anticipated operating results, net asset value, and future profitability. The plaintiff further alleged that the defendants had approved a proposal that favors their own interests over those of our public stockholders. The plaintiff requested the Court to preliminarily and permanently enjoin us from proceeding with, consummating or closing the proposed transaction and in the event the proposed transaction is consummated, to rescind it and award rescissory damages. In addition, the plaintiff requested that the Court award to the plaintiff compensatory damages.

         On May 6, 2002, a second complaint was filed in the same Court containing nearly identical allegations. On May 6, 2002, lawyers for the plaintiffs requested an order consolidating the two cases. On June 19, 2002, all of these stockholder class action suits relating to the proposed transaction with Scientific Games were dismissed without prejudice in light of the termination of the negotiations with Scientific Games.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


    Exhibit 99.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

(b) Reports on Form 8-K             Filed on May 9, 2002 (Item 5: Other Events -
                                    Mutually  and  amicably   terminated  merger
                                    negotiations  between MDI  Entertainment and
                                    Scientific Games Corporation - Press release dated May 8, 2002).

                                    Filed on June 5,  2002,  as  amended on June
                                    24,  2002 (Item 4:  Changes to  Registrant's
                                    Certifying  Accountants -  Determination  to
                                    dismiss   Arthur   Andersen   LLP  as  MDI's
                                    independent auditors).

                                    Filed on June 28, 2002 (Item 5: Other Events
                                    - Announcement that MDI and ICP had mutually
                                    agreed to terminate  discussions relating to
                                    ICP's   proposal   to   acquire  a  majority
                                    interest in MDI - Press  Release  dated June
                                    27, 2002).

                                 SIGNATURE PAGE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 19, 2002

                                          MDI ENTERTAINMENT, INC.
                                              (Registrant)

                                          By: /S/STEVEN M. SAFERIN
                                          Steven M. Saferin
                                          President and Chief Executive Officer
                                          and Director
                                          (Principal Executive Officer)

                                          By: /S/KENNETH M. PRZYSIECKI
                                          Kenneth M. Przysiecki
                                          Senior Vice President Accounting and
                                          Administration, Secretary and Director
                                          (Principal Financial and Accounting
                                          Officer)