Form 10QSB
period 2002-09-30
MDI ENTERTAINMENT INC
filed 2002-11-19
CIK 1045080

SWDocID34


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 19, 2002, 11,763,829 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes __  No  X_


                     MDI ENTERTAINMENT, INC. AND SUBSIDIARY
                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                               Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.....................................................................3

     Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited)
     and December 31, 2001.......................................................................3

     Condensed Consolidated Statements of Operations for the nine months ended
     September 30, 2002 and 2001 (unaudited).....................................................5

     Condensed Consolidated Statements of Operations for the three months ended
     September 30, 2002 and 2001 (unaudited).....................................................6

     Condensed Consolidated Statement of Shareholders' Equity for the nine months
     Ended September 30, 2002 (unaudited)........................................................7

     Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2002 and 2001 (unaudited).....................................................8

     Notes to Unaudited Condensed Consolidated Financial Statements.............................10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...14

Item 3. Controls and Procedures.................................................................25


PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K........................................................26

Signatures......................................................................................27

Certifications..................................................................................28

Exhibit 99.1............................................................................Attachment


                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

MDI Entertainment, Inc. and Subsidiary
Condensed Consolidated Balance Sheets


                                                      As of:           As of:
                                                  September 30,     December 31,
                                                      2002              2001
                                                  -------------     ------------
                          ASSETS                   (unaudited)


CURRENT ASSETS:
   Cash ........................................    $   871,437     $   251,578
   Accounts receivable .........................      1,696,031       2,709,543
   Inventory ...................................      1,062,242         690,429
   Deferred income taxes (Note 3) ..............      1,343,000       1,343,000
   Other current assets ........................        409,232         338,049
                                                    -----------     -----------

        Total current assets                          5,381,942       5,332,599
                                                    -----------     -----------

PROPERTY AND EQUIPMENT, AT COST:
   Equipment ...................................        288,299         305,312
   Furniture and fixtures ......................        163,879         120,361
   Leasehold improvements ......................          8,751           8,751
                                                    -----------     -----------

                                                        460,929         434,424
   Less:  Accumulated depreciation .............       (281,691)       (271,408)
                                                    -----------     -----------

   Property and equipment, net .................        179,238         163,016
                                                    -----------     -----------

OTHER ASSETS:
   Licensing costs, net ........................      1,137,796       1,485,827
   Deferred income taxes-long term (Note 3) ....        278,300            --
   Other .......................................         40,966          23,467
                                                    -----------     -----------

        Total other assets .....................      1,457,062       1,509,294
                                                    -----------     -----------

        Total assets ...........................    $ 7,018,242     $ 7,004,909
                                                    ===========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

MDI Entertainment, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (continued)

                                                        As of:         As of:
                                                    September 30,   December 31,
                                                         2002           2001
                                                    -------------   ------------
           LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)


CURRENT LIABILITIES:
   Billings in excess of costs and estimated
     earnings on uncompleted contracts (Note 2)...   $ 2,411,485    $ 2,497,088
   Note payable to officer .......................          --          274,199
   Accounts payable ..............................       369,653      1,112,880
   Accrued expenses ..............................       994,017        734,302
                                                     -----------    -----------

        Total current liabilities ................     3,775,155      4,618,469
                                                     -----------    -----------




COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

SHAREHOLDERS' EQUITY:
   Common stock ..................................        11,764         11,639
   Additional paid-in capital ....................     5,603,941      5,609,657
   Accumulated deficit ...........................    (2,372,618)    (3,234,856)
                                                     -----------    -----------

       Total shareholders' equity ................     3,243,087      2,386,440
                                                     -----------    -----------

       Total liabilities and
          shareholders' equity ...................   $ 7,018,242    $ 7,004,909
                                                     ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

MDI Entertainment, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

                                                               Nine months ended
                                                                 September 30,
                                                              2002            2001
                                                          ------------    ------------
                                                           (unaudited)     (unaudited)

REVENUE ...............................................   $ 13,056,292    $ 10,687,122

COST OF REVENUES ......................................      8,034,062       6,000,472
                                                          ------------    ------------

    Gross profit ......................................      5,022,230       4,686,650

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ............................................      3,685,564       2,722,911
TERMINATED MERGER COSTS (Note 8) ......................        391,083            --
TERMINATED TRANSACTION COSTS (Note 9) .................         46,249            --
MERGER COSTS (Note 10) ................................        150,015            --
COST OF UNSUCCESSFUL FUNDING (Note 7) .................           --           188,742
                                                          ------------    ------------

     Operating profit .................................        749,319       1,774,997

INTEREST EXPENSE, net .................................         19,226         121,843
OTHER EXPENSE (INCOME) ................................         99,855        (110,166)
GAIN ON SALE OF INVESTMENTS, NET ......................           --           (12,669)
                                                          ------------    ------------

     Income before (benefit) provision for income taxes        630,238       1,775,989

(BENEFIT) PROVISION FOR INCOME TAXES (Note 3)
                                                              (232,000)         46,824
                                                          ------------    ------------

     Net income .......................................   $    862,238    $  1,729,165
                                                          ============    ============


Basic Earnings Per Common Share (Note 4) ..............   $       0.07    $       0.16
                                                          ============    ============

Diluted Earnings Per Common Share (Note 4) ............   $       0.07    $       0.14
                                                          ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

MDI Entertainment, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

                                                  Three months ended
                                                     September 30,
                                                   2002         2001
                                               -----------   ----------

                                                (unaudited) (unaudited)

REVENUE .....................................   $4,894,021   $4,001,656

COST OF REVENUES ............................    2,837,239    2,276,367
                                                ----------   ----------

    Gross profit ............................    2,056,782    1,725,289

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..................................    1,252,699      937,809
MERGER COSTS (Note 10) ......................      150,015         --
COST OF UNSUCCESSFUL FUNDING (Note 7) .......         --         99,109
                                                ----------   ----------

     Operating profit .......................      654,068      688,371

INTEREST EXPENSE, net .......................        7,275        1,872
                                                ----------   ----------

     Income before provision for income taxes      646,793      686,499


PROVISION FOR INCOME TAXES (Note 3) .........      500,108       34,789
                                                ----------   ----------

     Net income .............................   $  146,685   $  651,710
                                                ==========   ==========


Basic Earnings Per Common Share (Note 4) ....   $     0.01   $     0.06
                                                ==========   ==========

Diluted Earnings Per Common Share (Note 4) ..   $     0.01   $     0.05
                                                ==========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

MDI Entertainment, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Shareholders' Equity

                                                                        For the nine months ended September 30, 2002
                                                                                       (Unaudited)
                                                                        --------------------------------------------

                                                                              Shares                Amount
                                                                           ------------          ------------


Common Stock, par value $.001 per share,
   authorized 25,000,000 shares
        Balance, December 31, 2001 .....................................     11,638,925          $     11,639
        Stock options exercised ........................................        124,904                   125
                                                                           ------------          ------------

        Balance, September 30, 2002 ....................................     11,763,829                11,764
                                                                           ------------          ------------

Additional Paid-in Capital:
        Balance, December 31, 2001 .....................................                            5,609,657
        Stock options exercised ........................................                               22,974
        Compensation attributable to employee stock options ............                              (28,690)
                                                                                                 ------------

        Balance, September 30, 2002 ....................................                            5,603,941
                                                                                                 ------------

Accumulated Deficit:
        Balance, December 31, 2001 .....................................                           (3,234,856)
        Net income .....................................................                              862,238
                                                                                                 ------------

        Balance, September 30, 2002 ....................................                           (2,372,618)
                                                                                                 ------------


Total Shareholders' Equity .............................................                         $  3,243,087

                                                                                                  ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

MDI Entertainment, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows


                                                                               Nine months ended
                                                                                 September 30,
                                                                              2002           2001
                                                                           -----------    -----------
                                                                           (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ........................................................   $   862,238    $ 1,729,165
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization ............................     1,424,026        645,753
              Gain on sale of investments, net .........................            --        (12,669)
              Deferred income tax benefit                                     (278,300)            --
              Change in assets and liabilities:
                     Decrease (increase) in accounts receivable ........     1,013,512        (46,032)
                     Increase in inventory                                    (371,813)      (588,332)
                     Increase in licensing costs .......................    (1,030,646)      (705,603)
                     Increase in other assets ..........................       (71,183)       (75,604)
                     Decrease in accounts payable ......................      (743,228)      (467,637)
                     Increase in accrued expenses ......................       213,651        196,069
                     Decrease in billings in excess of costs
                         and estimated earnings on uncompleted contracts       (85,603)      (378,228)
                                                                            -----------    -----------

              Net cash provided by operating activities ................       932,654        296,882

                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net ............................       (61,570)       (36,684)
    Proceeds of sale of investments                                                 --        192,669
                                                                            -----------    -----------


              Net cash (used for) provided by investing activities .....       (61,570)       155,985
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt ..................................................      (274,199)      (652,691)
    Proceeds from exercise of common stock options .....................        22,974          6,600
                                                                            -----------    -----------
              Net cash used for financing activities
                                                                              (251,225)      (646,091)
                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH ........................................       619,859       (193,224)

CASH, beginning of the period ..........................................       251,578        528,151

                                                                            -----------    -----------
CASH, end of the period ................................................   $   871,437    $   334,927
                                                                            ===========    ===========


MDI Entertainment, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (continued)


                                                                                Nine months ended
                                                                                  September 30,
                                                                               2002           2001
                                                                            -----------    -----------

                                                                            (unaudited)    (unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for:
         Interest ........................................................   $  25,735      $   57,708
         Income taxes ....................................................   $  48,761      $    2,588
    Non-cash investing and financing activities:
         Stock compensation ..............................................   $ (28,690)     $       --
         Imputed interest on subordinated convertible debenture ..........   $      --      $    5,625
         Conversion of subordinated debenture into common stock ..........   $      --      $  213,574
         Common stock issued for services ................................   $      --      $  269,025




The accompanying notes are an integral part of these condensed consolidated financial statements.

MDI ENTERTAINMENT, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2002 and 2001


1.   PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED
     FINANCIAL STATEMENTS

     Information in the accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the nine-month periods ended September 30, 2002 and 2001 are unaudited. The accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2001.


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

     Revenues from the lottery games are recognized on the percentage of completion method, determined by the percentage of cost incurred to date to estimated total costs on a specific contract basis. This method is utilized for over 90% of MDI's revenue, as management considers cost incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs. Merchandise prize costs are considered incurred when the prizes are either shipped to the lottery game winner or, if a second chance lottery drawing is committed to, when the merchandise prizes are in our fulfillment facility. Should an event occur before these merchandise prizes are shipped to the lottery winner that would damage or destroy these merchandise prizes, the Company has both adequate insurance and the procurement sources to replace any damaged or destroyed merchandise prizes. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of September 30, 2002, no losses were expected from existing contracts.

     In addition, less than 10% of our revenue is recognized from charging a license or royalty fee to the lottery for the use of one of the Company's licensed properties (i.e., Harley-Davidson(R)) in connection with a lottery scratch off ticket game, or for the services of a celebrity involved in the occurrence of a lottery event or in the making of a lottery commercial. The revenue is recognized on the completed contract method once contract obligations are complete. In this respect, the results of revenue recognition are similar to those under the percentage of completion method. Such obligations are usually of very short duration (e.g., within a month).

     The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized. Additionally, the Company has a receivable from its President and CEO of approximately $44,000 related to personal expenses incurred during the year that will be settled by year end 2002.


3.   INCOME TAXES

     Under accounting principles generally accepted in the United States, a deferred tax asset is recognized when it is more likely than not that a portion or all of a deferred tax asset will be realized. The Company has deferred tax assets related to net operating losses that can be utilized to offset taxable income in future years. In 2001, the Company determined that it was more likely than not that a portion of its deferred tax assets would be utilized and, accordingly, a $1.3 million deferred tax asset was recorded. During the quarter ended March 31, 2002, the Company determined that it is more likely than not that the remaining net operating loss would be utilized in future years and, therefore, an additional deferred tax asset of $732,100 was recorded for the period then ended.

     For income tax purposes, the Company has a May 31 year end. In addition, while the Company recognizes revenue on the percentage of completion method for financial statement purposes, it recognizes revenue on a modified completed contract basis for tax purposes. Upon the preparation of the tax return extension for the tax year ended May 31, 2002 (which occurred during the quarter and ended September 30, 2002), it was determined that book income exceeded taxable income by approximately $627,000, mainly as a result of a number of large contracts that were not complete for tax purposes as of that date. Based on current information, management determined that a deferred tax liability of $250,708 should be recorded to reflect this obligation. This liability has been recorded as an additional reduction in the deferred tax asset since the obligation will be offset by the Company's net operating loss carry-forward.

     For the three and nine months ended September 30, 2002, the Company recognized a tax provision (benefit) of $500,108 and ($232,000), respectively. This was comprised of the following:


                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2002     SEPTEMBER 30, 2002
                                                         ------------------     ------------------


Recognition of deferred tax asset ..............               $     --               $(732,108)

Deferred tax provision due to timing differences                250,708                 250,708

Current tax provision ..........................                249,400                 249,400
                                                               --------               ---------

Tax provision (benefit) ........................               $500,108               $(232,000)
                                                               ========               =========


4.   EARNINGS PER SHARE

     Basic earnings per common share are based on the average number of common shares outstanding during the fiscal period. Diluted earnings per common share include, in addition to the above, the dilutive effect of common share equivalents during the period. For the three and nine-month periods ended September 30, 2002 and 2001, common share equivalents represented dilutive stock options and warrants using the treasury method. The income available to common shareholders and the number of shares used in the earnings per common share and earnings per dilutive share computation for 2002 and 2001 was as follows:

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            2002                2001
                                                            ----                ----

Net income applicable to common shareholders           $   862,238          $ 1,729,165
                                                       ===========          ===========

Basic:
  Average number of common shares outstanding           11,747,514           11,070,096

Dilutive:
  Dilutive effect of options and warrants ...            1,055,604            1,338,837
                                                       -----------          -----------

Average dilutive common shares outstanding ..           12,803,118           12,408,933
                                                       ===========          ===========





                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            2002                2001
                                                            ----                ----


Net income applicable to common shareholders          $   146,685          $   651,710
                                                      ===========          ===========

Basic:
Average number of common shares outstanding            11,763,829           11,172,306

Dilutive:
Dilutive effect of options and warrants ....            1,055,604            1,338,837
                                                      -----------          -----------

Average dilutive common shares outstanding .           12,819,433           12,511,143
                                                      ===========          ===========



5.   COMMITMENTS

     The Company obtains licenses for both cultural and entertainment properties, some of which have obligations continuing through the term of the license. It also leases office equipment and office space under long-term leases, which expire during the next one to four years. The following is a schedule of both continuing non-cancelable obligations associated with our licensing agreements, future minimum rental payments required under operating leases and consulting agreements that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2002:


        3 months ending December 31, 2002 ...................... $   938,920
       12 months ending December 31, 2003 .......................  1,656,812
       12 months ending December 31, 2004 .......................    932,349
       12 months ending December 31, 2005 .......................    384,476
                                                                 -----------
       Total                                                     $ 3,912,557
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

7.   COST OF UNSUCCESSFUL FUNDING

     The Company recorded an expense of $188,742 for costs relating to the placement and issuance of its Series C Preferred Stock to Oxford International, Inc. These costs include legal, accounting and investment banking fees paid or accrued during the nine-month period ended September 30, 2001.

8.   TERMINATED MERGER WITH SCIENTIFIC GAMES CORPORATION

     On February 22, 2002, MDI Entertainment, Inc. ("MDI") and Scientific Games Corporation ("Scientific Games") entered into a Letter of Intent contemplating the acquisition of MDI by Scientific Games at $2.10 per share, payable in Scientific Games common stock. On May 8, 2002, MDI announced that Scientific Games and the Company had mutually and amicably agreed to terminate their merger negotiations in the wake of the competing offer the Company had received (see ICP Proposal below). The announcement also indicated that Scientific Games and the Company would continue their strategic alliance (See footnote 10 for subsequent event).

     The Company has incurred certain legal, accounting and investment banking fees relating to this proposed merger. These costs totaled $0 and $391,083 for both the three months and the nine months ended September 30, 2002.

9.   ICP PROPOSAL

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

     On June 27, 2002, ICP and MDI announced that they had mutually terminated their discussions, in part because of the advice of the Company's Chief Executive Officer and principal stockholder, Steven M. Saferin, that he would not tender in the ICP proposal. The costs associated with this terminated transaction amounted to $0 and $46,249 for both the three months and the nine months ended September 30, 2002.

10.  MERGER AGREEMENT WITH SCIENTIFIC GAMES

     On November 19, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of November 19,2002, with Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, which sets forth the terms and conditions of the proposed acquisition of MDI by Scientific Games. Pursuant to the Merger Agreement, a subsidiary of Scientific Games will make a cash tender offer for all of the Company's outstanding shares at a purchase price of $1.60 per share, net to the seller in cash, upon the terms and subject to the conditions set forth in the Merger Agreement, including the condition that 75% of MDI's outstanding shares (including the 708,833 shares which are currently owned by Scientific Games and the 3,795,169 shares owned by Steven M. Saferin, the Company's Chief Executive Officer and President) are tendered in the offer. Mr. Saferin has agreed to sell his shares to Scientific Games at a purchase price of $1.40 per share within five business days after the close of the tender offer pursuant to a separate stock purchase agreement. In addition, Mr. Saferin and Scientific Games have entered into a three-year employment agreement which is effective upon the closing of the tender offer. This transaction is expected to close by early next year. The Company has incurred merger and transaction costs of approximately $150,000 for the three and nine months ended September 30, 2002 related to this intended merger. Additional costs will be incurred in the quarter ending December 31, 2002 to finalize this transaction.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our principal business has been the scratch ticket segment of the government lottery industry. We are a leader in designing and marketing instant scratch ticket games based on licensed brand names and entertainment properties and our lottery promotions feature such properties licensed by us. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, including collectible logo bearing merchandise such as T-shirts and caps, and other related merchandise such as posters, money clips, telephones, playing cards, stadium blankets, carryall bags, jackets, electronic games, video and music collections, watches, clocks, credit cards with prepaid credit, trips and, in the case of Harley-Davidson(R), Harley-Davidson 1200 Sportster motorcycles.

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

     Our first source of lottery revenue is the sale of logo bearing merchandise to the lottery as second-chance prizes. In merchandise-based lottery games, between 5% to 10% of a lottery's prize fund is typically used for the purchase of merchandise related to the property the lottery is utilizing. Typically, we purchase merchandise from other licensees of the property and resell the merchandise to the lottery at a price that is designed to include overhead costs, profit, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance for which there are no separate charges. Revenue from these merchandise based lottery games generally represents over ninety percent (90%) of our revenue.

     Secondly, we may charge a lottery a license or royalty fee to utilize a particular licensed property for a lottery game. License fees may be fixed assessments while royalties are a percentage of the printing cost of the tickets or a percentage of the sales of the ticket. Contracts for licensed properties typically include an up-front license fee or a royalty based on the price point and quantity of tickets printed. Ticket quantities range from about one million to as many as 60 million with an average quantity of about five million. Price points range from $1.00 to $20.00 per ticket with most games sold at $2.00. Revenue from these fee only games generally represents less than 10% of our revenues.

     Our success is dependent on our ability to maintain and secure licensed properties, market these properties to lotteries and the performance of the properties once they are introduced as lottery games to players. We believe that revenues will fluctuate as individual license-based promotions commence or wind down and terminate. In addition, our licenses (which are generally for 1.5 to 3 years) terminate at various times over the next several years. Moreover, the useful life of a license is generally relatively short as the novelty of the game or the popularity of the licensed material wanes over time. The timing of agreements with the lotteries to run promotions, the acquisition of new licenses and the commencement of new promotions is unpredictable. Accordingly, period-to-period comparisons may not be indicative of future results.

     We are in continuous negotiations to obtain additional licensed properties and extend some existing licenses. We expect to reach several agreements over the next six to 12 months; however we cannot assure you that such agreements will actually be reached. Some of these agreements may require the expenditures of significant up-front advances.

     RECENT DEVELOPMENTS

     MERGER AGREEMENT WITH SCIENTIFIC GAMES

     On November 19, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of November 19,2002, with Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, which sets forth the terms and conditions of the proposed acquisition of us by Scientific Games. Pursuant to the Merger Agreement, a subsidiary of Scientific Games will make a cash tender offer for all of our outstanding shares at a purchase price of $1.60 per share, net to the seller in cash, upon the terms and subject to the conditions set forth in the Merger Agreement, including the condition that 75% of MDI's outstanding shares (including the 708,833 shares which are currently owned by Scientific Games and the 3,795,169 shares owned by Steven M. Saferin, the Company's Chief Executive Officer and President) are tendered in the offer. Mr. Saferin has agreed to sell his shares to Scientific Games at a purchase price of $1.40 per share within five business days after the closing of the tender offer pursuant to a separate stock purchase agreement. In addition, Mr. Saferin and Scientific Games have entered into a three-year employment agreement which is effective upon the closing of the tender offer. This transaction is expected to close by early next year.

     The merger and transaction costs incurred during the quarter ended September 30, 2002, were approximately $150,000. Additional costs will be incurred in the quarter ending December 31, 2002 to finalize this transaction.

     GAME INTRODUCTIONS

     During the quarter ended September 30, 2002, nine new MDI games were introduced by lottery jurisdictions, bringing the total number of games that are currently being offered in North America, Europe and Asia to 47 for the year. The launches represented seven different MDI licensed lottery brands.

     Milestones during the quarter included the following:

1. First MDI licensed game business in Ireland. At the peak of the worldwide 25th Anniversary observance of Elvis Presley's death, the An Post National Lottery of Ireland launched a 2 Euro Elvis(R) lottery scratch game, featuring five different images of The King of Rock and Roll.

2. First MDI licensed game business in Vermont. The Vermont Lottery became the thirteenth U.S. lottery to launch an MDI-licensed instant game featuring the likenesses, race cars and facsimile signatures of NASCAR(R) Winston Cup Series drivers. The Vermont game highlights Dale Earnhardt, Jr., Bill Elliott, Matt Kenseth and Mark Martin.

3. First 100th Anniversary Harley-Davidson(R) lottery scratch game. The Illinois Lottery launched its second Harley-Davidson(R) instant scratch game, getting an early start on the Centennial Anniversary of the famous motorcycle brand that will be observed through Summer 2003. The Illinois game is one of eight Harley-Davidson(R) lottery games currently on sale in North America. At least 13 additional "Anniversary Edition" games are being planned in the months ahead.

4. First 20th Anniversary Wheel of Fortune(R) licensed lottery game. Another special anniversary game debut is credited to the Illinois Lottery, which launched the latest Wheel of Fortune(R) licensed instant game in August. Wheel of Fortune(R) is celebrating its 20th season in syndication.

5. First Betty Boop(TM) Bingo licensed lottery game. An adaptation of lottery instant bingo, one of the most popular play styles of the last decade, the branded Betty Boop(TM) Bingo made its first market appearance in September at Connecticut Lottery retail locations.

6. First Lionel(R) licensed lottery game. In September 2002 the New Jersey Lottery debuted the first lottery scratch game based on the nostalgic Lionel(R) train. Lionel(R) Cash Express includes rail pass grand prizes, model train sets and an assortment of other officially licensed Lionel(R) merchandise as other prizes.

7. First Universal Studios Monsters(TM) licensed lottery game. Rich illustrations and official movie logos of six classic Universal Studios(R) movie monsters are highlighted in the Virginia Lottery's Monster Money game that went on sale in September 2002.

     NEW GAMES

     In  October,  the New  Jersey  Lottery  became  the first  lottery in North
America to launch a game tied to MDI's NBA license. The Company expects additional NBA games to launch in the District of Columbia this month and Wisconsin, Indiana and California in the first quarter of 2003.

     NEW CUSTOMERS

     During November, the Company will launch its first licensed game with the Washington State Lottery when it introduces its $3 Harley-Davidson game. In October, the Company executed a multi-year, multi-game contract with the Minnesota State Lottery. Under the terms of the agreement, the Minnesota Lottery has committed to MDI Licensed games with a total face value of $25,000,000 over the two-year term of the agreement. This week, the Company has executed a five-year agreement with the Florida Lottery. Under the terms of this agreement, the Lottery will print MDI licensed games with a total face value of $200,000,000 during the term of the agreement.

     LICENSED PROPERTIES

     MDI has reached agreement for the renewal of Roush Racing, Inc. for the continued licensing of Roush's NASCAR(R) Winston Cup race drivers in the upcoming 2003 racing season.

     During the quarter ended September 30, 2002, MDI finalized and executed contracts for new licensed properties, including X-Men 2, Daredevil, TV Guide Crossword, Othello and The Honeymooners.

     Through an agreement with 20th Century Fox, MDI will offer lotteries licensed instant games tied to two major motion pictures that will premiere in 2003. Both Daredevil (February 2003) and X-Men 2 (May 2003) are based on classic Marvel Comics superheroes. The Company earlier announced a similar agreement with Universal Studios for the lottery rights to the motion picture, The Hulk, which premieres in June 2003.

     TV Guide Crossword provides the lottery industry with a famous trademark brand for an already popular lottery scratch game category - crossword puzzle games.

     Othello(R) is the classic board game marketed by Mattel.

     Like its previously announced license for I Love Lucy, MDI's agreement for The Honeymooners enables lotteries to introduce Honeymooners scratch games featuring the images of Jackie Gleason as Ralph Kramden, Art Carney as Ed Norton, Audrey Meadows as Alice Kramden and Joyce Randolph as Trixie Norton in some of the most famous scenes from the 1950s-era TV sitcom.

     NEW BRANDS

     We have reached agreements for several new brands which we expect to begin marketing shortly. Among those are Corvette, Ford and Mercury and the Palms Hotel and Casino. We continue to discuss additional opportunities with property owners throughout North America and around the world.

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

     During the quarter ended September 30, 2002, Lottery Bonus Zone(TM) web sites were provided for second chance promotions related to the New Jersey Lottery's Heroes Of Space(TM), TABASCO(R) Hot Cash(TM) and Lionel(R) Cash Express games.

     The Company also launched a Second Chance Bonus Zone(TM) web site during the quarter in support of the Virginia Lottery's Universal Studios Monsters(TM) Monster Money game.

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

     EXPANSION INTO INTERNATIONAL MARKETS

     We hired Ms. Evelyn Yenson as our Senior Vice President, International Sales and Marketing, to focus on international development in September, 2001. Ms. Yenson brings outstanding credentials to the position, having established herself in the international lottery arena as the director of the Washington State Lottery and as the first U.S. delegate to the World Lottery Association Executive Committee. She later served as the corporate communications officer for the instant ticket printing industry leader, Scientific Games. Through Ms. Yenson's efforts and relationships, our products are now being actively marketed on every continent where there are lottery jurisdictions. These efforts resulted in our first time contracts in France and China, which launched our 2002 FIFA World Cup Japan/Korea(TM) license game, discussed below. We have also retained several consultants with off-shore lottery experience to assist in our marketing efforts.

     In late 2001, we established a valuable "calling card" in the International lottery arena by acquiring the exclusive worldwide lottery licensing rights to the 2002 FIFA World Cup Korea/Japan(TM) soccer finals. We are finding that, as expected, owning rights to the 2002 FIFA World Cup Japan/Korea(TM) has given us substantial access into some of the world's largest lottery organizations, and has created prospects for business that go well beyond the 2002 FIFA World Cup Japan/Korea(TM) event.

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

     For the first time, MDI will exhibit and be a sponsor of the World Lottery Association conference which will be held later this month in Adelaide, South Australia. To help bolster our presence at the conference, the Company has sold to the South Australia Lottery our Hollywood Sign and Walk of Fame game which will be on sale during the conference. This marks our second sale to the lottery in Australia. Previously, the New South Wales Lottery ran our Elvis Presley game.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                          Nine months ended September 30,
                                                                ---------------------------------------------------

                                                                     2002           %             2001           %
                                                                     ----           -             ----           -
                                                                 (Unaudited)                  (Unaudited)

Revenue ...................................................     $13,056,292     100.0%      $ 10,687,122     100.0%

Cost of revenues ..........................................       8,034,062      61.5%         6,000,472      56.1%
                                                                ---------------------------------------------------

   Gross profit ...........................................       5,022,230      38.5%         4,686,650      43.9%

Selling, general and administrative expenses ..............       3,685,564      28.2%         2,722,911      25.5%
Terminated merger costs ...................................         391,083       3.0%                --         -%
Terminated transaction costs ..............................          46,249       0.4%                --         -%
Merger costs ..............................................         150,015       1.2%                --         -%
Cost of unsuccessful funding ..............................              --         -%           188,742       1.8%
                                                                ---------------------------------------------------

   Operating profit .......................................         749,319       5.7%         1,774,997      16.6%


Interest expense ..........................................          25,735       0.2%           136,739       1.3%
Interest income ...........................................          (6,509)     (0.1%)          (14,896)     (0.1%)
Other expense (income) ....................................          99,855       0.8%          (110,166)     (1.0%)
Gain on sale of investments, net ..........................              --         -%           (12,669)     (0.1%)
                                                                ---------------------------------------------------

   Income before (benefit) provision for income taxes .....         630,238       4.8%         1,775,989      16.5%

(Benefit) provision for income taxes ......................        (232,000)     (1.8%)           46,824       0.4%
                                                                ---------------------------------------------------

   Net income .............................................     $   862,238       6.6%      $  1,729,165      16.1%
                                                                 ===================================================

     REVENUE

     Revenue sources are from both merchandise based lottery promotions and promotions that generate license or royalty fees only. License or royalty fee revenue represented 6% of our total revenue for the nine months ended September 30, 2002, whereas approximately 94% of our revenue for the nine months ended September 30, 2002 was derived primarily from merchandise based promotions. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, such as collectible logo bearing merchandise associated with the licensed property. These prizes are usually awarded on predetermined dates, which allow us to purchase and inventory these items in our outsourced fulfillment facility prior to these award-drawing dates. However, procurement opportunities or contract terms may require all the merchandise for a particular promotion to be procured prior to even the first drawing.

     Results for the nine months ended September 30, 2002, reflect a 22.2% increase in revenue. Revenue for the nine months ended September 30, 2002 was $13,056,300 compared to $10,687,100 for the nine months ended September 30, 2001. Overall revenue increased as a result of the increased game launches for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Harley-Davidson accounted for 35.4% of our revenue for the nine months ended September 30, 2002. Elvis Presley(R) and NASCAR(R), accounted for 27.4% and 9.8%, respectively, of our revenue for the nine months ended September 30, 2002. The remaining 27.4% of our revenue for the nine months ended September 30, 2002 was derived from 16 other licensed properties. We recently entered into an agreement to extend our agreement with Harley Davidson(R) which will allow us to provide Harley Davidson(R) lottery games to the industry through the end of calendar year 2005. In addition, we entered into a new agreement with Roush Racing, Inc. for the continued licensing of Roush's NASCAR(R) Winston Cup race drivers in the upcoming 2003 racing season. Through an agreement with 20th Century Fox, MDI will offer lotteries licensed instant games tied to two major motion pictures that will premiere in 2003:Daredevil (February 2003) and X-Men 2 (May 2003), which are both based on classic Marvel Comics superheroes.

     COST OF REVENUES

     Cost of revenue, as a percentage of revenue, increased to 61.5% for the nine months ended September 30, 2002 compared to 56.1%, for the nine months ended September 30, 2001. This increase in the cost ratio reflects much higher licensing and merchandising costs associated with the Elvis Presley(R) games launched and running during the nine months ended September 30, 2002, which represented 27.4% of our revenue. Elvis Presley(R) games, during the nine months ended September 30, 2001, represented only 13.5% of our total revenue. Our cost of sales includes merchandise from other licensees of the property, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance. Costs also include trips associated with our licensed properties. Additionally, another major cost is the amortization of our licensing costs over the term of the various licenses.

     GROSS PROFIT

     The gross profit increased in the nine months ended September 30, 2002 to $5,022,200 (38.5% of revenue) compared to $4,686,650 (43.9% of revenue) for the nine months ended September 30, 2001. As mentioned above, this significant ratio of Elvis Presley(R) games during this nine-month period made it difficult to achieve our target gross profit of 40% for the nine months ended September 30, 2002. Without the Elvis Presley(R) games, our gross profit would have exceeded 40% for the nine months ended September 30, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $3,685,600 (28.2% of revenue) for the nine months ended September 30, 2002 compared to $2,722,900 (25.5% of revenue) for the nine months ended September 30, 2001. Salaries and employee benefits increased approximately $355,100 during the nine-month period ending September 30, 2002 due to increased sales and marketing personnel for our international sales effort and a new Vice President of Creative Development, who was hired to support our lottery customers in innovative game promotion concepts.

     Marketing, promotional and related travel expenses increased by $212,500, for a total of $681,300, for the nine months ended September 30, 2002. Expenses in this area have increased significantly due to international marketing and promotional costs which resulted in contracts in both France and China for our 2002 FIFA World Cup Korea/Japan(TM) licensed game. This license has generated license or royalty fee revenue of approximately $148,000 for the nine months ended September 30, 2002.

     Costs related to both public reporting and investor relations increased to $478,200 for the nine months ended September 30, 2002 compared to $390,600 for the nine months ended September 30, 2001. This increase is due to a $110,000 increase in financial consulting expenses as compared to the nine month period ended September 30, 2001. Part of this increase is a result of a credit recorded during the nine-month period ended September 30, 2001 of $50,000 related to a settlement of previously recorded consulting fees. Additionally, beginning in 2002, we have resolved to provide cash compensation to our outside directors for their work as members of our Board. For the nine months ended September 30, 2002, this total compensation was $48,000. Operational expenses for our Fort Worth, Texas office totaled approximately $51,000 in the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001.

     TERMINATED MERGER AND TRANSACTION COSTS

     We have incurred certain legal, accounting and investment banking fees related to the previous proposed merger with Scientific Games. These costs totaled $391,100 for the nine months ended September 30, 2002. Additionally, we incurred $46,200 in the unsuccessful completion of a transaction with International Capital Partners, LLC ("ICP") in its proposal to purchase a majority of the outstanding common stock of our Company.

     MERGER COSTS

     In connection with the Merger Agreement with Scientific Games, we incurred merger and transaction costs of approximately $150,000 for the three and nine months ended September 30, 2002.

     OPERATING PROFIT

     The operating profit was $749,300 (5.7% of revenue) for the nine months ended September 30, 2002 compared to an operating profit of $1,775,000 (16.6% of revenue) for the nine months ended September 30, 2001. This decrease in operating profitability is due to the factors described above, and particularly the costs related to the proposed merger with Scientific Games, the unsuccessful transaction with ICP and the ongoing merger discussions with a potential acquirer. Without the costs related to these proposed transactions, there would have been operating profit for the nine months ended September 30, 2002, of $1,336,600 (10.2% of revenue).

     INTEREST EXPENSE

     Interest expense was $25,700 for the nine months ended September 30, 2002 compared to $136,700 for the nine months ended September 30, 2001. This reduction in interest expense is related to the reduction of our short-term debt from $274,200 at September 30, 2001 to $0 at September 30, 2002. In addition, the results for the nine months ended September 30, 2001 reflected interest expense related to a Subordinated Convertible Debenture which was converted to equity prior to 2002.

     OTHER EXPENSE

     Other expense was $99,900 for the nine months ended September 30, 2002 compared to other income of $110,200 for the nine months ended September 30, 2001. This net expense of $99,900 is primarily due to the write-off of the total $100,000 promissory note we received as settlement for the lawsuit with Oxford International, Inc., settled on December 31, 2001. We were to receive $10,000 on February 15, 2002. As of the date of this filing, we have not received payment and the ultimate collection of this note is in doubt. We will evaluate the merit of pursuing this matter further. The $110,200 in the comparable period ended September 30, 2001 was attributable to the favorable exchange of stock for legal services that was negotiated in the first quarter of 2001.

     GAIN ON SALES OF SECURITIES

     The $12,700 gain on securities for the nine months ended September 30, 2001 was attributable to the sale of shares of eLot stock held for investment.

     NET INCOME

     For the reasons set forth above, we had income before taxes of $630,200 for the nine months ended September 30, 2002 compared to income before taxes of $1,776,000 for the nine months ended September 30, 2001. Excluding expenses incurred in connection with the potential merger and investment related transactions, our net income before taxes for the nine months ending September 30, 2002 would have been $1,217,500 (9.3% of revenue).

     Net income decreased to $862,200 for the nine months ended September 30, 2002 compared to $1,729,200 for the nine months ended September 30, 2001. Contributing to the net income of $862,200 for the nine months ended September 30, 2002 was the decrease in the income tax benefit in the nine months ended September 30, 2002, which is attributable to the reversal of approximately $732,100 of a deferred tax asset valuation allowance that was recognized at March 31, 2002. Under accounting principles generally accepted in the United States, a valuation allowance is established when it is more likely than not that a portion or all of a deferred tax asset will not be realized. Prior to December 31, 2001, a valuation allowance was recorded for these deferred tax assets. In 2001, we determined that, more likely than not, a portion of these deferred tax assets would be utilized and, accordingly, $1.3 million of the valuation allowance was reversed.

     Reducing this tax benefit is the current tax provision for the nine months ended September 30, 2002 of $249,400. Also, upon the preparation of the tax return extension for the tax year ended May 31, 2002 (which occurred during the quarter ended September 30, 2002), it was determined that book income exceeded taxable income by approximately $627,000, mainly as a result of a number of large contracts that were not complete for tax purposes as of that date. Based on current information, management determined that a deferred tax liability of approximately $250,700 should be recorded to reflect this obligation. This liability has been recorded as an additional reduction in the deferred tax asset since the obligation will be offset by the Company's net operating loss carry-forward.

     Basic earnings per share and fully diluted earnings per share were $.07 for the nine months ended September 30, 2002 compared to basic earnings per share of $.16 and fully diluted earnings per share of $.14 for the nine months ended September 30, 2001.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001


                                                                          Three months ended September 30,
                                                                ---------------------------------------------------

                                                                     2002         %             2001           %
                                                                     ----         -             ----           -
                                                                 (Unaudited)                  (Unaudited)

Revenue ....................................................    $ 4,894,021     100.0%      $ 4,001,656     100.0%

Cost of revenues ...........................................      2,837,239      58.0%        2,276,367      56.9%
                                                                ---------------------------------------------------

   Gross profit ............................................      2,056,782      42.0%        1,725,289      43.1%

Selling, general and administrative expenses ...............      1,252,699      25.6%          937,809      23.4%
Merger costs ...............................................        150,015       3.1%               --         -%
Cost of unsuccessful funding ...............................             --         -%           99,109       2.5%
                                                                ---------------------------------------------------

   Operating profit ........................................        654,068      13.3%          688,371      17.2%

Interest expense ...........................................          8,752       0.2%            7,995       0.2%
Interest income ............................................         (1,477)        -%           (6,123)     (0.2%)

                                                                ---------------------------------------------------

   Income before provision for income taxes ................        646,793      13.1%          686,499      17.2%

Provision for income taxes .................................        500,108      10.2%           34,789       0.9%
                                                                ---------------------------------------------------

   Net income ..............................................    $   146,685       2.9%      $   651,710      16.3%
                                                                ===================================================



     REVENUE

     Revenue sources are from both merchandise based lottery promotions and promotions that generate license or royalty fees only. License or royalty fee revenue was minimal this quarter. Therefore, approximately 100% of our revenue for the three months ended September 30, 2002 was derived primarily from merchandise based promotions. Prizes awarded in such promotions typically include a number of "second chance" prizes related to the licensed property, such as collectible logo bearing merchandise associated with the licensed property. These prizes are usually awarded on predetermined dates, which allow us to purchase and inventory these items in our outsourced fulfillment facility prior to these award-drawing dates. However, procurement opportunities or contract terms may require all the merchandise for a particular promotion to be procured prior to even the first drawing.

     Results for the three months ended September 30, 2002 reflect a 22.3% increase in revenue. Revenue for the three months ended September 30, 2002 was $4,894,000 compared to $4,001,700 for the three months ended September 30, 2001. Overall revenue increased as a result of the increased game launches for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Harley-Davidson(R) accounted for 41.1% of our revenue for the three months ended September 30, 2002. Elvis Presley(R) and NASCAR accounted for 20.8% and 7.7%, respectively, of our revenue, for the three months ended September 30, 2002. The remaining 30.4% of the revenue was derived from 13 other licenses for the three months ended September 30, 2002, compared to 20.8% for the three months ended September 30, 2001. We recently entered into an agreement to extend our agreement with Harley Davidson(R) which will allow us to provide Harley Davidson(R) lottery games to the industry through the end of calendar year 2005. In addition, we have entered into an agreement with Roush Racing, Inc. for the continued licensing of Roush's NASCAR(R) Winston Cup race drivers in the upcoming 2003 racing season. Through an agreement with 20th Century Fox, MDI will offer lotteries licensed instant games tied to two major motion pictures that will premiere in 2003: Daredevil (February 2003) and X-Men 2 (May
2003), which are both based on classic Marvel Comics superheroes.

     COST OF REVENUES

     Cost of revenues as a percentage of revenue increased slightly to 58.0% for the three months ended September 30, 2002 compared to 56.9% for the three months ended September 30, 2001. This increase in the cost ratio reflects higher licensing and merchandising costs associated with the Elvis Presley(R) games launched and running this quarter which represented 20.8% of our revenue, compared to 10.8% of our revenue for the comparable period in 2001. Our cost of sales includes merchandise from other licensees of the property, shipping and handling and any marketing support we provide the lottery such as brochures, posters or other advertising assistance. Costs also include trips associated with our licenses properties. Additionally, another major cost is the amortization of our licensing costs over the term of the various licenses.

     GROSS PROFIT

     The gross profit increased in the three months ended September 30, 2002 to $2,056,800 (42.0% of revenue) compared to $1,725,300 (43.1% of revenue) for the three months ended September 30, 2001. As mentioned above, the increased ratio of Elvis Presley(R) games in the quarter lowered our gross profit percentage for the quarter as compared to the same quarter last year. However, we now have improved our gross profit percentage to above our target of 40%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,252,700 (25.6% of revenue) for the three months ended September 30, 2002 compared to $937,800 (23.4% of revenue) for the three months ended September 30, 2001. Salaries and employee benefits increased approximately $100,900 this quarter due to increased sales and marketing personnel for our international sales efforts and a new Vice President of Creative Development who was hired to support our lottery customers in innovative game promotion concepts.

     Marketing, promotional and related travel expenses increased by $140,900 for a total of $291,800 for the three months ended September 30, 2002. More than half of this increase was due to international marketing and promotions. Lobbying expenses increased by $84,500 for a total of $135,600. Costs related to both public reporting and investor relations decreased by approximately $23,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     MERGER COSTS

     In connection with the Merger Agreement with Scientific Games, we incurred merger and transaction costs of approximately $150,000 for the three months ended September 30, 2002.

     OPERATING PROFIT

     The operating profit was $654,000 (13.4% of revenue) for the three months ended September30, 2002 compared to an operating profit of $688,400 (17.2% of revenue) for the three months ended September 30, 2001. The decrease in both operating profit and its lower percentage of sales for the three months ended September 30, 2002 is directly related to increased selling, general and administrative expenses and on going merger costs discussed above.

     NET INCOME

     We had income before taxes of $646,800 for the three months ended September 30, 2002 compared to income before taxes of $686,500 for the three months ended September 30, 2001. This decrease in income before taxes is due to the factors described above, but particularly the costs related to the new merger discussions. Excluding these costs, there would have been income before taxes of $796,800 (16.3% of revenue) for the three months ended September 30, 2002. For the three months ended September 30, 2002, we had income after taxes of $146,000, compared to income after taxes of $651,700 for the three months ended September 30, 2001.

     The tax provision is made up of two components. The current tax provision for the three months ended September 30, 2002 is $249,400. Additionally, upon the preparation of the tax return extension for the tax year ended May 31, 2002 (which occurred during the quarter and ended September 30, 2002), it was determined that book income exceeded taxable income by approximately $627,000, mainly as a result of a number of large contracts that were not complete for tax purposes as of that date. Based on current information, management determined that a deferred tax liability of approximately $250,700 should be recorded to reflect this obligation. This liability has been recorded as an additional reduction in the deferred tax asset since the obligation will be offset by our net operating loss carry-forward.

     Earnings per share was $.01 per share on both a basic and fully diluted basis for the three months ended September 30, 2002 compared to basic earnings per share of $.06 and fully diluted earnings per share of $.05 for the three months ended September 30, 2001.

     LIQUIDITY AND CAPITAL RESERVES

     As of September 30, 2002, we had cash of $871,437 compared to $251,600 as of December 31, 2001. This significantly increased cash position was in part due to the collection of receivables for games launched this quarter. Accounts receivable decreased to $1,696,031 as of September 30, 2002 compared to $2,709,500 as of December 31, 2001. On balance, it would appear we have less liquid assets at September 31, 2002, however it should be noted we paid down the remaining loan balance to our President and CEO of $110,000 and significantly reduced our trade payables at September 30, 2002 to $369,700 from $1,112,900 at December 31, 2001.

     As of September 30, 2002, we had positive working capital of $1,606,700. Included in current assets is $1,343,000 in deferred tax assets, a non-cash asset. Also within current liabilities is $2,411,500 of "Billings in excess of cost and estimated earnings on uncompleted contracts" representing unrecognized revenue (i.e., amounts invoiced to, or received from our customers, but which may not be recognized as revenue until we purchase the related contracted merchandise). Accordingly, such liability will not adversely impact cash flow, except to the extent that we need to purchase merchandise and incur subsequent fulfillment costs relating to this revenue, which typically approximates 50% of the related revenue. Without these two items, working capital would have been $1,469,500.

     We had no indebtedness as of September 30, 2002.

     Our obligations and commitments to make future payments under licensing agreements, lease and consulting agreements is summarized in the following table:

                                                Payments Due by Period
                                                ----------------------

CONTRACTUAL OBLIGATIONS                  Total         1-3 years      4-5 years
-----------------------                ----------      ----------     ---------
License obligations ...............    $2,962,502      $2,868,752       $93,750

Operating leases &
   consulting agreements ..........       950,055         947,686         2,369
                                       ----------      ----------     ---------

Total contractual
   obligations ....................    $3,912,557      $3,816,438       $96,119
                                       ==========      ==========     =========

     Notwithstanding those amounts presented in the above table, we do not have any material capital commitments and do not currently anticipate making any substantial expenditures other than in the normal course of business. We have undertaken an aggressive program of acquiring new licenses, some of which may require substantial up-front payments. Increasing competition of licenses, including the relatively recent entrance to the field as a competitor by Scientific Games and other lottery ticket printers, may adversely impact license fees, which, in addition to the impact on liquidity, could also adversely impact our operations.

     As a result of our relatively low working capital position and inconsistent cash flow, our President and Chief Executive Officer has, from time to time, loaned money to us and personally guaranteed bonds to lotteries on our behalf. Mr. Saferin is not obligated to extend such loans or make such guarantees and if he does not do so in the future it could adversely affect us. In addition, we currently have a $500,000 line of credit with a bank.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

     Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 19, 2002, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within MDI, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b)  Changes in Internal Controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                                     PART II
                                OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


    Exhibit 99.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

(b) Reports on Form 8-K         Filed on July 16, 2002 (Item 5: Other Events -
                                Stockholder class action suit relating to the proposed transaction with Scientific Games
                                Corporation had been dismissed - Date of Report
                                June 19, 2002).

                                Filed on August 16, 2002(Item 4: Changes to
                                Registrant's Certifying Accountants -
                                Determination to engage Scillia, Dowling &
                                Natarellli, LLC to serve as MDI's
                                independent accountants).

                                 SIGNATURE PAGE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 19, 2002

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

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Steven M. Saferin, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of MDI Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002         /s/ Steven M. Saferin
                               ----------------------
                               Name:   Steven M. Saferin
                               Title:  President and Chief Executive Officer

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Kenneth M. Przysiecki, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of MDI Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002           /s/ Kenneth M. Przysiecki
                                 --------------------------
                                 Name:   Kenneth M. Przysiecki
                                 Title:  Senior Vice President, Accounting and
                                         Administration and Corporate Secretary